Form 10-K
period 2019-12-31
Sprout Social, Inc.
filed 2020-02-28
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from               to
Commission File Number 001-39156
__________________________________
SPROUT SOCIAL, INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware (State or other jurisdiction of incorporation or organization)		27-2404165 (I.R.S. Employer Identification No.)
131 South Dearborn St., Suite 700 Chicago, Illinois 60603 (Address of principal executive offices and zip code) Telephone: (866) 878-3231 (Registrant's telephone number, including area code)
__________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	SPT	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Securities registered pursuant to section 12(g) of the Act:
None
__________________________________

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The Nasdaq Capital Market on December 13, 2019.
As of February 25, 2020, there were 40,284,009 shares and 9,803,933 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which is expected be held on May 27, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K (“Annual Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “outlook,” “intend,” “expect,” “predict,” “potential” and similar expressions, or the negative of these terms and similar expressions, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set for under “Part I—Item IA. Risk Factors” and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties related to the following:
• our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
• the sufficiency of our cash to meet our liquidity needs;
• our ability to attract, retain and grow customers to use our platform and products;
• our ability to increase spending of existing customers;
• the effects of increased competition from our market competitors or new entrants to the market;
• the evolution of the social media industry impacting our platform, products, services, markets and data;
• our ability to access third-party APIs and data on favorable terms;
• our ability to innovate and provide a superior customer experience;
• our ability to successfully enter new markets, manage our international expansion and comply with any applicable laws and regulations;
• our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;
• the attraction and retention of qualified employees and key personnel;
• our ability to effectively manage our growth and future expenses;
• our ability to securely maintain customer and other third-party data;
• our ability to maintain and enhance our brand;

• our estimates of the size of our market opportunities;
• our ability to maintain, protect and enhance our intellectual property;
• worldwide economic conditions and their impact on information technology spending;
• our use of the net proceeds of our initial public offering completed on December 17, 2019 (the “IPO”); and
• the other factors set forth under “Risk Factors.”
These factors are not necessarily all of the important factors that could cause our actual financial results, performance, achievements or prospects to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes laws or in other factors affecting forward-looking information, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

MARKET AND INDUSTRY DATA
Unless otherwise indicated, information contained in this Annual Report concerning our industry, including industry statistics and forecasts, competitive position and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and other third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data, and our experience in, and knowledge of, such industry and markets, which we believe to be reasonable. In addition, projections, forecasts, assumptions and estimates of the future performance of the industry in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Cautionary Note Regarding Forward-Looking Statements” and “Part I—Item 1A. Risk Factors”. These and other factors could cause results to differ materially from those expressed and forecasts in the estimates made by the independent parties and by us.
Unless expressly stated, we obtained industry, business, market and other data from the reports, publications and other materials and sources listed below. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources unless otherwise expressly stated or the context otherwise requires.
• Altitude Software, Inc. (“Altitude”), Research Report: Key Figures that prove the Omnichannel Evolution (June 2016)
• Baer, Jay, Hug Your Haters: How to Embrace Complaints and Keep Your Customers appendix (2016)
• G2 Crowd, Inc. (“G2 Crowd”), research data, February 7, 2020
• Glassdoor, Inc. (“Glassdoor”), Best Places to Work, companies under 1,000 employees, 2017, 2018 and 2020
• Glassdoor, Top CEOs, companies under 1,000 employees, 2017, 2018 and 2019
• International Data Corporation (“IDC”), Market Forecast Guide, May 2018
• Lyfe Marketing LLC (“Lyfe Marketing”), 30 Social Media Marketing Statistics That Will Change the Way You Think About Social Media, March 5, 2018
• SecurityScorecard, Inc. (“SecurityScorecard”), research data, June 6, 2019
• The Sprout Social Index: Edition XI: Social Personality (“The Sprout Social Index: Social Personality”)
• The Sprout Social Index: Edition XV: Empower & Elevate (“The Sprout Social Index: Empower & Elevate”)

CERTAIN DEFINED TERMS
Except where the context suggests otherwise, we defined certain terms in this Annual Report as follows:
“API” means application programming interface.
“Co-Founders” means each of Justyn Howard, our President and Chief Executive Officer, Aaron Rankin, our Chief Technology Officer, Gilbert Lara, our Chief Creative Officer, and Peter Soung, our Director, Engineering, and trusts for the benefit of such founders, their respective spouses and/or their lineal descendants.
“CRM” means customer relationship management.
“Enterprise” means organizations that we have identified or that self-identified as having 1,000 or more employees.
“Lightbank” means entities affiliated with Lightbank, LLC.
“Mid-market” means organizations that we have identified or that self-identified as having 50 to 999 employees.
“NEA” means entities affiliated with New Enterprise Associates, Inc.
“SEC” means the U.S. Securities and Exchange Commission.
“SMB” or “small-and-medium-sized businesses” mean organizations that we have identified or that self-identified as having less than 50 employees.

PART I
Item 1. Business
Sprout Social — Powering the Evolution of Customer Experience
With more than 3.4 billion global users consuming and sharing billions of posts per day, social media has fundamentally changed not only marketing but the entire customer experience. Social media is becoming mission-critical to the way organizations reach, engage and understand their target audience and customers.
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. Currently, more than 23,000 customers across 100 countries rely on our platform to reach larger audiences, create stronger relationships with their customers and make better business decisions.
Overview
Sprout Social empowers businesses around the globe to tap into the power and opportunity presented by the shift to social communication. Social media reaches almost half of the world’s population, significantly influences buying behaviors and has changed the way the world communicates. Billions of users are sharing their interests, opinions and values with their social networks every day and are using social media to communicate with and about businesses, organizations and causes on an unprecedented scale. Virtually every aspect of business has been impacted by social media, from marketing, sales and public relations to customer service, product and strategy, creating a need for an entirely new category of software. We offer our customers a centralized, secure and powerful platform to manage this broad, complex channel effectively across their organization.
Introduced in 2011, our cloud software brings together social messaging, data and workflows in a unified system of record, intelligence and action. Operating across major social media networks, including Twitter, Facebook, Instagram, Pinterest, LinkedIn, Google and YouTube, we provide organizations with a centralized platform to effectively manage their social media efforts across stakeholders and business functions.
Our platform is easy-to-use and can be deployed rapidly by new customers without direct engagement from our sales or services teams. In 2019, more than 90% of our new customer revenue resulted from our trials and other inbound sources. Our trial allows prospective customers to set up and use our software within minutes and without assistance.
We operate a single code-base without the need for customizations or professional services, allowing us to efficiently scale our platform and quickly react to changes in the market. Relative to our primary competitors, our platform is the top user-rated social media management software across all categories and customer segments according to G2 Crowd, reinforcing our leading market position and brand.
We have proven success in the SMB, Mid-market and Enterprise segments, with balanced revenue and substantial growth in each. We estimate that less than 5% of the 90 million businesses on social media have adopted software solutions to centrally manage their social media efforts, providing a large, nascent opportunity to drive significantly increased market adoption of our solution and continued growth across all customer segments.

We have a highly efficient, product-driven go-to-market strategy that has enabled us to scale rapidly, attracting more than 23,000 current customers from small businesses to global brands as well as marketing agencies and government, non-profit and educational institutions. The strength of our brand and content marketing resulted in more than 9,000 new trials of our software per month on average over the last two years, with more than 95% of those generated through unpaid marketing. The scale of these trials allows us to rapidly test, adapt and optimize our go-to-market approach for sustained growth.
Increased adoption of our platform across functions within an organization also represents a large growth opportunity within our existing customer base. Our platform is licensed on a per-user basis with numerous upsell opportunities through additional users and product modules. As social becomes a critical channel for all aspects of the customer experience, including brand awareness, customer acquisition, retention and reputation management, we expect that our customers will increase adoption of our platform across departments.
With our efficient go-to-market model and over 99% of our revenue in 2019 from software subscriptions, we have experienced strong unit economics across all customer segments as we continue to grow and refine our sales and marketing efforts. Our single code-base also creates a highly scalable and capital-efficient model that enables us to add new customers at little incremental cost.
Our success and innovation are driven by an experienced leadership team and award-winning culture with a reputation for caring deeply about the success of our customers and employees. This strong employer brand allows us to attract and retain high-quality talent and deliver a premium experience for our customers. Glassdoor has recognized us as one of the “Top Places to Work” in 2017, 2018 and 2020 and as having a “Highest Rated CEO” in 2017, 2018 and 2019.
Our strong culture, world-class management team, leading platform and efficient go-to market strategy have led to revenue of $102.7 million, $78.8 million and $44.8 million during the years ended December 31, 2019, 2018 and 2017, respectively, representing growth of 30% and organic growth of 44% from 2018 to 2019 and representing growth of 76% and organic growth of 54% from 2017 to 2018. Additionally, we have generated over $117 million in total ARR as of December 31, 2019. For more information on how we define and calculate our organic growth rate and total ARR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Total ARR.” We generated net losses of $46.8 million, $20.9 million and $21.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Our Industry
Social media began as a way for individuals to connect and share experiences. Networks like Twitter, Facebook, LinkedIn and their predecessors allowed individuals to more easily communicate with friends, family, colleagues and those who shared common interests. As social media grew, savvy businesses recognized its power as a channel to market to consumers at scale. A new form of advertising was born and brands rushed to establish a presence and following on social media as a powerful new way to connect with their customers.
With more than 3.4 billion users and 90 million businesses adopting social media, it has fundamentally changed communication and commerce, and we are just beginning to understand its implications and importance.
We believe social media is simultaneously many things:

•	social media is a facilitator of shared human experiences;

•	social media is shaping our perception of the world around us;

•	social media is driving consumer trends and influencing purchases;

•	social media is shifting power to consumers;

•	social media is holding brands to higher standards;

•	social media is replacing existing communication channels; and

•	social media is an unprecedented source of business intelligence.
While businesses have begun to adapt by establishing a presence on social media and incorporating social media into advertising strategies, we believe the adjustments necessary to remain competitive and relevant amidst this disruption are substantial and require new software solutions, business processes and approaches in every corner of the organization.
Social Media’s Impact on Business
Businesses must face the reality that social media is not simply a place to advertise and post marketing content. Social media has evolved to impact aspects of marketing, public relations, sales, customer relationships, customer service, product feedback, business intelligence and strategy. Social media is not just a new marketing channel, it is a new layer on top of existing business functions and processes:

•
Consumer influence has expanded. The ubiquity and ease of social media has enabled a new, public form of casual opinion, observation, endorsement or criticism. Social media has given consumers a powerful, public voice that can reward or penalize organizations. Organizations must listen and respond to this voice.

•
The balance of power has shifted from brands to consumers. For as long as media and commerce have existed, brands have largely been in control of their message. Brands determined how and when to communicate with their audience, giving them significant control over their reputation. With the rapid rise of social media, the balance of power has shifted to the consumer. Nearly half of the world’s population is sharing its opinions and values across social media daily, shaping public perception and influencing purchasing decisions at enormous scale.

•
Social media is driving trends and purchasing decisions. A significant number of purchasing decisions are originating from, influenced by or transacted through social media. According to the Sprout Social Index: Empower & Elevate, 77% of consumers will buy from a brand they follow on social media over another. Additionally, Lyfe Marketing states that consumers report spending 20% to 40% more on brands that have interacted with them on social media.

•
Consumer expectations are high. Consumers demand brands be present and responsive across social networks, with more than 80% anticipating a response to a social media message within 24 hours according to Altitude. Author Jay Baer found that 39% of consumers who complain on social media expect a response within one hour and, according to The Sprout Social Index: Social Personality, 23% of consumers have indicated they would boycott a brand after a negative social interaction.

•
All aspects of business communication are shifting to social. Billions of conversations that were previously taking place via email or over the telephone are now occurring over social media. Customers are turning to social for customer service, sales inquiries, product feedback and virtually all aspects of the customer experience. Business systems that were built around telephone and email communication cannot adequately address this shift, requiring a new system of record, intelligence and action as well as adjustments to existing technologies and business processes.

•
Unprecedented business intelligence. We believe social media provides the largest source of business intelligence that has ever existed. Real-time consumer opinions, market trends, competitive insights, product performance and market research can be measured and analyzed using social data. Business decisions and strategy can be derived and validated more efficiently with data available at a larger scale than ever before.

Challenges Facing Our Target Market
The rapid, global adoption of social media requires a significant shift in business processes and practices across an organization. It requires recalibrating and retooling on the same scale as were mandated by the historical shifts to email and telephone.
There are several challenges facing businesses trying to adapt to this new reality:

•
Consumers are forcing adoption. Social media is becoming the default communication channel for consumers in coveted demographics. Consumers are expressing their opinions and talking to and about brands through billions of posts per day. Most organizations are not equipped for this new reality and must adjust their business processes and implement tools to manage this new communication channel.

•
The alternative is irrelevance. A failure to solve the challenges posed by the shift to social communication would mean disconnecting from large and growing demographics. Organizations seeking to engage and connect with their audience without utilizing social tools and strategies are at a severe disadvantage.

•
The stakes are incredibly high for brands. Social media gives consumers the power to put everything a brand does into the public eye and under a microscope. A misstep on social media is magnified and can lead to boycott or brand erosion overnight. The need for centralized tools with the necessary workflows, security and visibility across an organization has never been more critical. A mistake over email or the telephone is typically isolated to the sender and recipient. A mistake on social is public, permanent and can be catastrophic.

•
Social touches every aspect of business. While marketers and advertisers were the early adopters of social media, its impact and importance have spread across the entire organization to customer acquisition, support, retention and growth. Like email and the telephone before it, social is not constrained to a particular business purpose. It touches the entire customer experience and impacts virtually every part of a business.

•
Managing social is highly complex. Social media communication and consumption are happening billions of times per day across multiple platforms and formats, requiring businesses to be every place at once. Organizations are forced to manage dozens to hundreds of social profiles, a multitude of public and private conversations and billions of data points in real time. Managing this complex landscape in an efficient, secure and scalable manner is not viable without a centralized platform.

•
It is difficult to gather intelligence. Social is one of the largest sources of business intelligence in the world and possesses the ability to answer critical questions and inform strategy. However, most organizations currently lack the tools necessary to access and analyze available data.

•
Significant security and compliance concerns exist. Security and privacy issues have dominated the discussion around social media in recent years, leading to increased complexity, risk and regulation. Conforming to these requirements and maintaining security across dozens to hundreds of social profiles on multiple social networks reinforces the need for centralized management.

•
Brands need a centralized solution. Managing the complexity of social media and providing a positive customer experience require that all parts of an organization share a single system of record, intelligence and action. For example, a social media message from a customer may require collaborative input and action from multiple departments at once. Without a centralized platform to provide visibility, workflow and coordination across business functions, the customer experience can become disjointed and inconsistent.

Our Solution
Our powerful, easy-to-use platform enables customers to manage the complexities of social media across their entire organization. Our relationships with Twitter, Facebook, Instagram, Pinterest, LinkedIn and Google, among others, allow us to build robust solutions that meet today’s business needs while maintaining our focus on innovation as the market evolves.
Our relentless focus on customer relationships and building the highest-quality products have made our platform the highest customer-rated product in every category and customer segment relative to our primary competitors according to G2 Crowd.
The key benefits of our solution include:

•
Comprehensive, all-in-one solution. Our platform brings every aspect of the social experience together into a single, elegant and robust solution. From engagement, publishing, and reporting and analytics to reputation management, business intelligence, advocacy, and workflow and collaboration, our customers can manage their entire social experience seamlessly and more effectively through a single pane of glass. As a result, our customers currently spend an average of more than four hours every day on our platform.

•
Single platform for the entire organization. Our platform delivers a compelling experience by enabling users across all functions and use-cases to work side-by-side. Rather than isolating these use-cases and toolsets, we have brought them together seamlessly through a centralized solution to drive visibility and collaboration across the entire organization.

•
Easy to deploy and use. As the impact of social media spreads further across organizations, ease of deployment and usability are critical. With no professional services or customizations required, a typical customer is fully operational within minutes of starting their trial. Our powerful platform is designed to be easy to use so that it can be rapidly adopted and leveraged by novice users while also having the robust capabilities needed by the most demanding enterprise users. Our solution enables seamless collaboration across departments and is consistently rated the easiest-to-use social media management software available amongst our primary competitors.

•
Purpose-built to handle the velocity of social. We have the ability to quickly adapt as the market changes because all of our customers are served from a single code-base. We can deploy a change in minutes for the benefit of our over 23,000 current customers to address changes in network functions, expanded capabilities and evolving compliance requirements. We remove this burden from our customers while continuing to drive innovation with constant enhancements across our platform.

•
Democratizing business intelligence. When businesses have access to better information, everyone benefits. Our platform harnesses and delivers the power of vast business intelligence across the organization where it can be translated into value and innovation. Our customers have immediate access to social analytics, competitive insights, peer benchmarking, market research and consumer trend information. Combining and benchmarking billions of data points, we help our customers measure their performance, identify opportunities for improvement and understand how their brands should evolve.

•
Proven scale, reliability and security. With over 23,000 current customers, more than 420,000 social profiles managed, 450 million messages sent per day and hundreds of millions of pieces of content ingested daily, our platform and architecture have the massive scale needed to deliver exceptional performance and reliability, as well as visibility into trends that can indicate where our market is headed. We have the robust security and compliance tools needed to be successful in a rapidly changing market. Our customers also enjoy 99.98% uptime and we have the highest security rating among our primary competitors, according to SecurityScorecard.

Our Competitive Strengths
The competitive strengths of our platform include:

•
Product-led platform. We organically built the core capabilities of our platform, allowing us to maintain our high-quality standards and a seamless customer experience. Recognizing that using our product is often the first experience our prospective customers have with Sprout, our focus from inception has been to build elegant, powerful and easy-to-use products. Further, our proprietary single code-base allows us to adapt and update our products quickly as social platforms evolve.

•
Market leadership and premium brand. Our solution is highly regarded and recognized in the industry. Our robust content marketing engine delivers thought leadership to all decision makers in the buying process, from practitioners to executives. As a result of our strong brand and reputation for quality and service, we generated more than 80% of our revenue from new customers in 2019 from unpaid channels.

•
Diverse customer base with a highly efficient go-to-market strategy. We successfully serve a large number of customers across industry and customer segments. With our self-serve, inside and field sales strategies, we efficiently provide each customer segment with an exceptional experience and efficient scalability.

•
Minimal time to value. Our unified code-base and efficient sales strategy allow us to deliver the product to each customer quickly and seamlessly. Within minutes of requesting our products, our customers can implement our platform across their organizations.

•
Massive and growing dataset. With an average of more than 9,000 new trials per month over the last two years, and over 23,000 current customers and billions of data points, we are able to harness massive amounts of feedback to optimize our products rapidly and in real-time, benefiting our platform by enabling us to understand the key features and products that are important to our customers and create compelling user experiences.

•
Network relationships. We have built strong relationships with major social media networks, including Twitter, Facebook, Instagram, Pinterest, LinkedIn and Google, among others. We work together closely with these networks to address the evolving needs of our customers and to bring new ideas and innovation to market.

•
Superior customer service. We offer live customer support to each customer regardless of spend and customer success has always been deeply rooted in our DNA. As a result, we have the highest-rated customer support of any platform in the industry according to G2 Crowd when compared to our primary competitors.

•	World-class leadership team and culture. Our success is possible because of our award-winning culture, which allows us to attract and retain top talent. We have a deep commitment to our people and our customers that compounds our competitive advantages as we continue to grow.
Our Culture
A company is only as good as its people. At Sprout, culture is not a buzzword, it is a business strategy. We do not view it as a set of perks but rather an intentional approach to our employees, customers and communities. We believe our culture serves as a strong competitive advantage, allowing us to build the kind of company that can truly lead a market, adapt and continue to innovate for our customers. We believe our ability to execute on our growth strategy is directly related to our award-winning culture with a reputation for caring deeply about our customers and our employees, as evidenced by our top user rating on G2 Crowd and 4.8 rating and 99% CEO approval rating on Glassdoor.
Glassdoor has recognized us as one of the “Top Places to Work” in 2017, 2018 and 2020 and as having a “Highest Rated CEO” in 2017, 2018 and 2019. This strong employer brand allows us to continue to attract high-quality talent and deliver a premium experience for our customers. Our culture is centered on seven core values:

•	Care deeply. We genuinely and deeply care about our customers, people, communities and families. We cannot serve one of these groups without serving them all well.

•	Embrace accountability. We are accountable as individuals and as an organization, and celebrate our wins and our failures with equal appreciation.

•	Champion diversity, equity and inclusion. Our success comes from our diverse and talented people with varied perspectives who can be their whole selves in an equitable and inclusive environment.

•	Promote open, authentic communication. Our business was built on the idea that open communication moves the world forward.

•	Seek simplicity. We strive to make our products, our processes, our policies and our operations as free from complexity as possible, allowing us the ability to grow, adapt and thrive.

•	Solve hard problems. We solve hard problems in thoughtful, elegant ways to provide remarkable experiences for our customers and team.

•	Celebrate change. Our industry was created from a transformative shift in the way people communicate. We are a company that sees thoughtful change as an opportunity rather than a burden.
The alignment of our values and shared goals allows us to move quickly in a space that is constantly evolving.
Our Market Opportunity
Due to social media’s rapidly growing and strategic importance, we believe all organizations of adequate scale around the globe would benefit from using a social media management solution to engage with their consumers and drive insights from social data. We also believe our platform addresses this significant capability gap, serving what we refer to as the social media management market.
We estimate that, based on our current average customer spending levels, the annual potential market opportunity for our solution is currently $13 billion in the United States and, with approximately 29% of our revenue coming from customers outside of the United States in 2019, we believe the opportunity internationally is at least as large. We also believe there is a significant opportunity to expand the use of our platform across our customers’ organizations and increase our average customer spending levels. If we assume spending levels reach the average for the top 10% of our current customers in each segment, our annual potential market opportunity increases to an estimated $51 billion in the United States.
We calculated these estimates using the number of SMBs, Mid-market companies and Enterprises in the United States, based on information published by IDC. We then multiplied the total number of companies in each segment by, as applicable, our average annualized contract value per customer or the top 10% of our average annualized contract value per customer for companies, in each case, in the applicable segment. The average annualized contract value per customer for each segment is calculated using internal company data of actual customer spend.
Our Growth Strategies
We intend to capitalize on our large market opportunity with the following key growth strategies:

•
Acquire new customers.  We believe there is a substantial opportunity to increase adoption of our solution. We have experienced strong organic new customer growth due to low-friction, self-serve onboarding that allows us to acquire customers with relatively low sales and marketing investment. We intend to aggressively pursue new customers with increasing efficiency in our go-to-market approach while expanding our sales capacity. Although many new customers adopt our solution during their first engagement with us, we intend to drive higher conversion of our more than 9,000 new trials per month on average through various sales, marketing and product initiatives as one component of our customer acquisition strategy.

•
Further penetrate our existing customer base. We believe we can achieve significant organic growth by expanding penetration of our existing customer base with the addition of new users, new add-on products and new use-cases for our platform. For example, annual contract values have grown 187% over the past four years through December 31, 2019, and increased on average more than six times for customers who have adopted our new Listening product, which was introduced in October 2018 and represents over $10 million of total ARR as of December 31, 2019. As social media drives businesses to evolve their strategies holistically across customer service and support, corporate communications, product development and recruiting and training, we believe that we have a significant opportunity to increase our sales further into, and outside of, the marketing business unit.

•
Continue to innovate and develop new products. We are focused on investing in research and development to continue to enhance our platform and release new features and we have one of the largest independent datasets of consumer social media presence. As we make this investment, we expect to develop new products leveraging our valuable dataset and broadening our offerings, while expanding into adjacent markets within our customer base, as evidenced by the recent launch of our Reputation Management product that reached over 1,000 customers in its first month.

•
Expand into international markets. We are still early in the global adoption curve for social media solutions, which presents a large opportunity to capture market share in an underserved and growing market. As we invest in acquiring new customers, we expect to continue to develop our presence in international markets, such as Europe, Australia and New Zealand, to address this large opportunity. For example, we recently opened an office in Dublin, Ireland to better serve the EMEA market, and we have sales representatives in Canada, the United Kingdom, Singapore, India and Australia.

Our Platform
Social media has created significant opportunities for businesses to reach, acquire, retain and connect with their customers. It has also introduced a high level of complexity and the need for a centralized platform to manage these efforts across the organization. Our platform brings all of the necessary tools together for organizations to expertly and efficiently manage this new channel and create compelling experiences for their audience.
Our powerful, easy-to-use cloud platform allows organizations of all sizes to create stronger relationships through social media, create and publish effective content, measure and improve performance and better understand their markets and customers.
We provide robust and fully integrated tools across a variety of functions:

•	Social Engagement / Response;

•	Publishing;

•	Reporting and Analytics;

•	Social Listening and Business Intelligence;

•	Reputation Management;

•	Employee Advocacy; and

•	Automation and Workflows.
These tools serve a broad range of use-cases within our customers’ organizations including:

•	Social and Community Management;

•	Public Relations;

•	Marketing;

•	Customer Service;

•	Sales and Customer Acquisition;

•	Recruiting and Hiring;

•	Product Development; and

•	Business Strategy.
Ease of Use / Implementation
Our platform does not require long deployment and implementation cycles, or high services costs to maintain. Our customers can be up and running in a matter of minutes, which serves as one of our key competitive advantages. We believe our product is the industry standard for product quality, design and user experience, taking the complexity of social and putting it in one simple platform so our customers can focus on growing their business.
Moving at the Pace of Social
Keeping pace with the evolution of social networks alongside our customers’ usage is a prerequisite for our success. We believe our competitive advantage is partly due to the relationships we have built with the social networks over the past nine years. These relationships have enabled us to actively collaborate in lockstep with their respective product and engineering teams to roll out new features for our customers.
Components of our Platform
Engagement: managing social media conversations
Social media messaging has taken the place of telephone and email for many customer and business interactions. Our engagement tools allow our customers to efficiently and effectively receive and respond to messages across social platforms and provide the collaboration and visibility necessary to create seamless customer experiences across the organization.

•
Smart inbox. We bring public and private messages from across social networks and profiles into a single, unified inbox. This allows our customers to centralize interactions with their audiences and customers and provides the necessary tools and workflows to deliver seamless customer experiences.

•	Social CRM. When interacting across social channels, context is important. We provide historical conversations, notes and user information in-line to ensure responses are relevant and productive.

•
Social monitoring and alerts. In addition to messages sent to our customers, our platform also captures messages relating to our customers, for awareness and response when needed. We also provide an alerts engine to notify our customers when critical messages are received.

•
Customer service tools. Many of the messages received through social media are customer service related. We provide tools to route and assign messages, and to measure the performance of our customer’s customer service efforts through social media.

•
Automation. We provide our customers the ability to automate alerts and categorization of messages, as well as a bot-builder technology that can automate high-volume customer conversations in private social channels.

Publishing: plan and publish effective content
Publishing effective, compelling content on social media is critical to growing an audience and keeping them engaged. We provide the tools necessary to plan, create and publish content to reach the right audience, with the right message at the right time.

•
Centralized content planning, creation and publishing. We enable customers to create text and multimedia content to be sent across multiple social networks using an intuitive publishing interface, as well as a shared publishing calendar and campaign organization for collaboration across teams and departments.

•
Automated scheduling. Our platform allows content to be scheduled across social networks immediately or at specific dates and times. Content can also be drafted, added to an automated queue or sent using our patented Viralpost technology for optimal reach. Viralpost uses machine learning to determine the best times to reach a customer’s most engaged audience.

•
Content performance reporting. We provide reporting and analytics on the performance of content and campaigns to help our customers better understand their performance and increase the effectiveness of their publishing efforts.

•
Suggested content. We help customers identify compelling content to share with their audience based on global trends. We surface content such as posts that have been shared widely across major social networks so that customers can better understand what content is resonating with their audiences.

•
Message approval workflows. Publishing content to social media often requires approvals from within an organization. We provide the workflows to obtain these approvals from single or multiple parties prior to posting to social media.

•
Publishing permissions & governance. Maintaining control over social media publishing permissions and records of publishing activity is critical for security and compliance. Our granular permissions allow customers to grant access as needed without sharing critical social profile credentials and records all publishing and approval activity.

•
Content and asset libraries. Social media content and campaigns are often shared and repurposed across an organization. We provide libraries for shared content and assets that can be used across teams, locations or departments.

Analytics: measure and improve your social media performance
Our reporting suite helps our customers drive strategic decision making across their business with access to rich social data and analytics. We provide them the tools to measure their effectiveness and productivity, benchmark against peers, measure content performance and business impact, and gain insights on areas of improvement.

•
Comprehensive social media reporting. Our customers can measure and analyze their performance across Twitter, Facebook, Instagram, Pinterest and LinkedIn through rich experiences designed to extract actionable insights from data. Reporting can be done across networks, analyzing paid and organic performance compared to historic and peer or competitor performance.

•
Content performance reporting. Measuring the effectiveness, reach and reaction to published content allows our customers to optimize their social publishing efforts to drive incremental value for their audiences.

•
Customer service and team reporting. Customer service conducted through social media requires rapid response and resolution. Our service- and support-focused reports allow our customers to understand their response rates and times, measure team member activity, measure net promoter scores and benchmark against peers.

•
Custom report builder. In addition to our presentation-ready reports, customers can customize reports to meet their needs, and export those reports in several formats to share with peers and stakeholders across their business.

•	Reporting API. Data provided in our reporting suite can be delivered via API for integration with existing business intelligence tools.

Social Listening: business intelligence at scale
Every day, hundreds of millions of data points are created across social networks that contain information that can help businesses better understand their markets, their customers and their competition. We provide affordable, powerful and approachable tools to access this rich data in order to make better business decisions. Social data is a real-time focus group at a global scale.

•	Market research. We provide dynamic visualizations of historical and real-time analysis of our customer’s social data so they can extract actionable insights and make better business decisions.

•
Brand health. Our customers can monitor their brand’s general health, analyze campaign performance and gain visibility into consumer needs and sentiment drivers to help them understand and improve their brand performance.

•
Competitive insights. Our customers can identify opportunities to differentiate their brand, products and services through competitor comparison, sentiment research and share of voice analysis. This helps them to keep ahead of their competition.

•	Consumer trends. We provide a cross-channel conversational analysis to help our customers uncover emerging trends and identify influencers to fine-tune campaigns to strengthen market positioning.

•
Product feedback. Social conversations often point to product related feedback. Our customers can leverage these consumer insights to upgrade their customer experiences and refine products and services.

Additional features:
As social media use expands throughout our customers’ organizations, their use-cases and needs expand. We respond to these increasing demands by continuously enhancing our platform and expanding our offering.

•
Reputation management. Brand reputations are being shaped by social media and customer review sites. We provide customers a seamless, integrated solution to manage their reputation across review sites and social media.

•
Employee advocacy. An organization’s employees are highly trusted by their followers and can extend a brand’s reach on social media. Our advocacy solutions allow our customers to distribute pre-approved content to their team to facilitate sharing across the individual’s social network.

•	Mobile applications. Social media is 24/7 and extends well beyond the work day. Our mobile applications give our customers access to our platform on any current Android or iOS device.

•
Chat bot creation and management. To manage high volumes of customer messaging, we provide our customers with an intuitive interface to build and deploy chat experiences to help their audience get the information they need quickly and efficiently.

Pricing
Following an initial 30-day free trial, our subscription-based model allows our customers to choose a core plan based on their needs and license the platform on a per user per month basis.
Here is how it works:

1.	Customers choose a core plan and license the platform per-user.

2.	Customers add users, social profiles and use-cases, which increases spend.

3.	Customers add product modules (e.g., Listening) for an additional monthly rate depending on their needs.
Customers
We have a highly diverse base of over 23,000 current customers across SMBs, Mid-market companies, Enterprises and marketing agencies, as well as government, non-profit and educational institutions.
Sales and Marketing
Our go-to-market approach is driven by the effectiveness and innovation of our platform and unpaid customer demand. Our model is focused on a product driven strategy, where potential customers are led to our website and sign up for a free trial of our products. A subscription is designed to be easily purchased. A substantial number of our customers subscribe without any interaction from our sales team. This approach allows us to cost-effectively drive strong lead generation, upgrade free trials to paying customers and achieve growth of our platform within organizations of all sizes. We make our products available for free online trials, which facilitates rapid and widespread adoption of our software. As an organization realizes the strength of our platform, adoption of our products increases across the organization. Our product is effective for nearly every part of an organization and the adoption of our platform spreads across departments through word of mouth.
Our marketing team is focused on generating awareness of our social media management platform and on inbound marketing, attracting an average of over 9,000 new trials per month over the last two years through our industry leading blog and other social content, including our own large social media following. Of these trials, more than 95% are generated from unpaid marketing, allowing us to rapidly test, adapt and optimize our go-to-market approach for sustained growth.
As of December 31, 2019, our sales and marketing department had 302 employees. Our sales and marketing expenses were $55.6 million, $36.0 million and $25.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Customer Service
Our global support team provides support to all of our customers, regardless of spend or segment, in the channel they prefer. Customer success has always been deeply rooted in our DNA and we have been intentional with our focus on delivering an exceptional level of quality service to our customers. As a result, we have the highest-rated customer support according to G2 Crowd when compared to our primary competitors.
We provide 24/5 support through email, telephone, chat and social media and weekend support through email and social. We also offer support in English, Spanish, Portuguese and French to our global customer base.
As of December 31, 2019, our customer service department had 44 employees.

Research and Development
We have a proven research and development team that rapidly delivers high-quality products, which has driven our customer growth. Our ability to lead in the social media management market depends on our introduction of new products and continuing to improve our current offerings. We work diligently to respond to our customers’ needs to create the best user experience possible.
Our research and development team is responsible for the design, development and testing of our products. We invest substantial resources in research and development to drive our technology innovation and bring new products to the market. As of December 31, 2019, our research and development department had 141 employees. Our research and development expenses were $28.1 million, $25.4 million and $16.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Competition
There are a number of established and emerging competitors in the social media management software market. The market is highly fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry. We consider the competitive differentiators in our market to be:

•	all-in-one platform;

•	scalability of the platform;

•	ease of use and reliability; and

•	cost to deploy and run the platform.
We believe we compete favorably on all of these factors.
We primarily face competition from other social media management companies such as Sprinklr, Spredfast and Hootsuite, as well as a range of independent point solutions. In order to compete, we work tirelessly to innovate and improve our products, while at the same time, preserving our unique culture.
Simply Measured Acquisition
On December 5, 2017, we entered into a stock purchase agreement to acquire all the shares of Simply Measured, for a total purchase price of $12.6 million. Simply Measured provided a web-based social media analytics platform. We acquired Simply Measured to expand our footprint within the consumer insights market by integrating certain aspects of Simply Measured’s technology into our existing platform, which contributed to a purchase price in excess of net tangible and intangible assets acquired. Legacy Simply Measured products were not integrated into our platform following the acquisition. However, a small number of legacy Simply Measured customers have continued to access these legacy products and may continue to do so for a limited period in the future as we continue to transition those customers to other Sprout products.
Intellectual Property
We rely on a combination of patent, trade secret, copyright and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the intellectual property used in our business.
We have three issued U.S. patents and two U.S. patent applications pending. We also have one pending European patent application. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.

We actively pursue registration of our trademarks, logos, service marks and domain names in the United States and in other key jurisdictions. We are the registered holder of a variety of U.S. and international domain names that include the term “Sprout Social” and similar variations. We also own numerous trademarks, trade names, service marks, logos and design marks, including SPROUT SOCIAL.
In addition to our registered intellectual property, we rely on trade secrets and confidential information to develop and maintain our competitive position. We seek to protect our trade secrets and confidential information through a variety of methods, including confidentiality agreements with employees and third parties who may have access to our proprietary information. We also require most employees to sign agreements, pursuant to which such they assign to us any inventions, developments and other technology generated by them on our behalf.
Accordingly, while we believe our intellectual property is sufficiently protected, the failure to obtain or the loss of some of these rights could have an adverse effect on our business, financial condition and results of operations. We protect and enforce our intellectual property rights, including through litigation as necessary. See “Risk Factors—Risks Related to our Business and Industry—Any failure to protect our intellectual property rights could impair our business.”
Regulatory Considerations
The legal environment of Internet-based businesses is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations are applied in this environment, and how they will relate to our business in particular, both in the United States and internationally, is often unclear. For example, we sometimes cannot be certain which laws will be deemed applicable to us given the global nature of our business, including with respect to such topics as data privacy and security, pricing, credit card fraud, advertising, taxation, content regulation and intellectual property ownership and infringement.
Our customers, and those with whom they communicate using our platform, upload and store data onto our platform, generally without any restrictions imposed by us. This presents legal challenges to our business and operations, such as rights of privacy or intellectual property rights related to the content loaded onto our platform. Both in the United States and internationally, we must monitor and comply with a host of legal concerns regarding the data stored and processed on our platform as well as the operation of our business. These laws include, without limitation, the following:
Data Privacy and Security Laws
Data privacy, data protection and information security with respect to the collection, storage, use, retention and deletion of personally identifiable information continues to be the focus of worldwide legislation and regulation. We are subject to data privacy and security regulation by data protection authorities in countries throughout the world, by the U.S. federal government and by the states in which we conduct our business.
In the EU, the General Data Protection Regulation, or GDPR, which came into effect in May 2018, imposes stringent privacy, data protection and information security requirements, which include expanded requirements to disclose to data subjects how their personal data is used and increased rights for data subjects to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements and significantly increased penalties of the greater of €20 million or 4% of global turnover for the preceding financial year.
Following a referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020, known as Brexit, and entered into a transition period during which it will continue its ongoing and complex negotiations with European Union. Brexit has created uncertainty with regard to the regulation of data protection in the

United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. We rely on certain frameworks to transfer data. We are self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, and some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States pursuant to this Framework.
In the United States, we are subject to Federal and state laws and regulations regarding privacy and information security. California also recently enacted legislation, the California Consumer Privacy Act of 2018, or CCPA, that affords consumers expanded privacy protections. The CCPA went into effect on January 1, 2020. The CCPA final regulations have not been issued, but the legislation became operative as of the effective date and required modification of our data processing practices and policies in order to address the expanded rights the CCPA provides to California residents, including rights to access and deletion of their personal information, and the right to opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. There are also a number of other pending U.S. state privacy laws that contain similar, but potentially stricter and/or conflicting, obligations to the CCPA. These laws, if enacted, may require material alteration of our internal procedures and could potentially limit the ability of data providers or our customers to provide certain personal information to us that is necessary for our business operations.
In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of individuals’ personal information of individuals. Many governing authorities have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and public officials, or amending existing laws to expand compliance obligations.
In addition, certain laws and regulations that protect the collection, use and disclosure of particular types of data may hinder our ability to provide services to customers and potential customers subjected to such laws. For example, rules under the Health Insurance Portability and Accountability Act of 1996 governing the collection, use and disclosure of certain health information impose specific data protection obligations on any organization providing services covered organizations. As another example, the Gramm-Leach-Bliley Act of 1999 imposes specific obligations on companies that process certain financial data on behalf of covered entities. We do not currently certify that our platform complies with these regulations. In order to compete in such highly regulated markets, we will have to invest in additional resources, establish processes and introduce additional measures to satisfy regulatory requirements applicable to companies serving such covered entities.
Copyrights
U.S. and international copyright and trademark laws protect the rights of third parties from infringement of their intellectual property. Our customers and those with whom they communicate on our platform can generally use our platform to upload and present a wide variety of content. We maintain a copyright infringement policy and respond to takedown requests by third-party intellectual property right owners that might result from content uploaded to our platform. As our business expands to other countries, we must also respond to regional and country-specific intellectual property considerations, including takedown and cease-and-desist notices in foreign languages, and we must build infrastructure to support these processes. The Digital Millennium Copyright Act, or DMCA, also applies to our business. This statute provides relief for claims of circumvention of copyright-protected technologies but includes a safe harbor that is intended to reduce the liability of online service providers for listing or linking to third-party websites or hosting content that infringes copyrights of others. The copyright infringement policies that we have implemented for our platform are intended to satisfy the DMCA safe harbor.

Employees
As of December 31, 2019, we had a total of 623 full-time employees, including 71 employees located outside the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Our History
We were incorporated under the laws of the State of Delaware in April 2010. We completed our initial public offering of our Class A common stock on December 17, 2019.
Our Website and Availability of SEC Reports and Other Information
We maintain a website at the following address: www.sproutsocial.com. The information on our website or our social media profiles is not incorporated by reference in this Annual Report.
We make available on or through our website certain reports and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
Investors and others should note that we routinely announce material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Sprout Social Investors website. We also intend to use certain social media profiles (including www.twitter.com/SproutSocial, www.facebook.com/SproutSocialInc, www.linkedin.com/company/sprout-social-inc-/, www.instagram.com/sproutsocial/) as a means of disclosing information about us to our customers, investors and the public.  While not all of the information that we post to the Sprout Investors website or to social media profiles is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media and others interested in Sprout Social to review the information that we share at the Investors link located at the bottom of the page on sproutsocial.com and to regularly follow our social media profiles. Users may automatically receive email alerts and other information about Sprout Social when enrolling an email address by visiting "Request Email Alerts" on the website at investors.sproutsocial.com.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report and in our other public filings, including our audited consolidated financial statements and the related notes and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Risks Related to our Business and Industry
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from subscriptions to our platform and products. If we fail to attract new customers and retain and increase the spending of existing customers, our revenue, business, results of operations, financial condition and growth prospects would be harmed.
We derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of subscriptions to our platform and products. We price our services on a tiered subscription-based model that allows our customers to choose a core plan based on their needs and license the platform on a per user per month basis. Customers can then add users and modules for additional monthly rates depending on their individual needs. Our ability to generate increasing revenue is dependent on our capacity to attract new customers and retain and increase the spending of existing customers. Demand for our platform and products is affected by a number of factors, many of which are beyond our control, such as:

•	continued market acceptance of our platform and products for existing and new use-cases;

•	the timing of development and release of new products and functionality introduced by our competitors;

•	our ability to develop functionality and integrations with third parties, including social media networks, based on customer demand;

•	the usability and time to value of our products;

•	the level of customer service that we provide;

•	technological change; and

•	growth or contraction in our addressable market.
If we are unable to meet customer demands and manage customer experiences through flexible solutions designed to address their needs or otherwise achieve more widespread market acceptance of our platform and products, our revenue, business, results of operations and financial condition and growth prospects will be adversely affected.
In order for us to maintain or improve our operating results, it is important that our existing customers renew their subscriptions, maintain or increase the level of their plans and add additional users, social profiles and products to their subscriptions. Our customers have no obligation to renew their subscriptions, and we cannot assure you that our customers will renew subscriptions with a similar or increased subscription term or plan level or with the same or a greater number of users, social profiles or products. Some of our customers have elected not to renew their agreements with us and we may not be able to accurately predict renewal rates. Moreover, while our contracts are generally non-cancellable during the contractual subscription term, certain customers have the right to cancel their agreements prior to the expiration of the subscription term. Our renewal rates may decline or fluctuate and our cancellation rates may increase as a result of a number of factors, including customer satisfaction with our platform and products, our customer success and support experience, the price and functionality of our solutions relative to those of our competitors, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. This may also cause our calculation of the lifetime value of our customers to decline or fluctuate between periods as this calculation assumes the subscription renewal rate for a given year will remain consistent in future years. If our customers cancel or do not renew their subscriptions, renew on less favorable terms, fail to add more users or products or fail to purchase additional products, our revenues and growth prospects may decline.
The market in which we operate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for our social media management platform is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry. In addition to competing with comprehensive social media management platforms with diverse capabilities, we compete with point solutions for sentiment monitoring, compliance, social listening, content management and distribution, employee advocacy, and relationship management, among others, as well as native use of individual social media networks. To remain competitive, we must deliver features and functionality that enhance the utility of our platform to our new and prospective customers, without the presence of software defects, adapt to changing functionality and APIs of the social media networks, maintain and develop integrations with third parties that provide value to our customers, ensure our platform and products are easy to use and deliver immediate value to our customers, provide a superior customer success and support experience and demonstrate value to our current and prospective customers across multiple functions within their organizations. We may not be successful in delivering on some or all of the foregoing or doing so while maintaining competitive pricing of our platform and products, which could result in customer dissatisfaction and adversely affect our business.
Many of our current and future competitors may benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services, larger sales and marketing or research and development budgets, more established relationships with social media networks and different or a greater number of third-party integrations. In addition, some of our competitors may make acquisitions or enter into strategic relationships to offer a broader range of products and services than we do. These combinations may make it more difficult for us to compete effectively. We expect these competitive pressures to continue as competitors attempt to strengthen or maintain their market positions.
Demand for our platform is also price sensitive. Many factors, including our marketing, customer acquisition and technology costs, and the pricing and marketing strategies of our competitors, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced or free products or services that compete with our platform or may bundle and offer a broader range of products and services. Similarly, certain competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. Even if such products do not include all the features and functionality that our platform provides, we could face pricing pressure to the extent that users find such alternative products to be sufficient to meet their needs. There can be no assurance that we will not be forced to engage in price-cutting initiatives or other discounts or to increase our sales and marketing and other expenses to attract and retain customers in response to competitive pressures, either of which would harm our business and operating results.
We have a history of losses and may not achieve profitability in the future.
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $46.8 million, $20.9 million and $21.9 million in 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $115.4. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
We have a limited operating history, which makes it difficult to evaluate our prospects and future operating results.
We were incorporated in 2010 and we introduced our first solution in 2011. Many of the key features of our platform and products have only launched in the past few years. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have experienced rapid revenue growth in recent periods and our recent growth rates may not be indicative of our future growth.
We have experienced rapid revenue growth in recent years. In 2019, our revenue was $102.7 million, an increase of 30% as compared to our revenue of $78.8 million in 2018, which was an increase of 76% as compared to our revenue of $44.8 million in 2017. Although we have experienced rapid revenue growth historically, we may not continue to grow as rapidly in the future and our revenue growth rates may decline. Any success that we may experience in the future will depend on a number of factors, including:

•	our ability to drive traffic to our web properties, convert traffic to free trials and convert free trials to paid subscriptions;

•	changes in our relationships with third parties, including social media networks;

•	our ability to retain and expand our customer base;

•
our ability to increase revenue from existing customers through increased or broader use of our platform and products within our customers’ organizations by adding users and social profiles and expanding the number of products used;

•	our ability to improve the performance and capabilities of our platform and products through research and development;

•	our ability to execute on our growth strategy and operating plans;

•	our current or future customers’ renewal rates, spending levels and satisfaction with our platform or products;

•	concerns related to actual or perceived security breaches, outages or other defects related to our platform;

•	our ability to successfully expand our business domestically and internationally; and

•	our ability to successfully compete with other companies in our market.

If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile or decline, and we may not achieve or maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
Our platform and products are dependent on APIs built and owned by third parties, including social media networks, and, if we lose access to data provided by such APIs or the terms and conditions on which we obtain such access become less favorable, our business could suffer.
Our platform and products depend on the ability to access and integrate with third-party APIs. In particular, we have developed our platform and products to integrate with certain social media network APIs and the third-party applications of other parties. Generally, APIs and the data we receive from the APIs are written and controlled by the application provider. Any changes or modifications to the APIs or the data provided could negatively impact the functionality of, or require us to make changes to, our platform and products, which would need to occur quickly to avoid interruptions in service for our customers.
To date, we have not relied on negotiated agreements to govern our relationships with most data providers and, in general, we rely on publicly available APIs. As a result, in many cases we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation and fees of such integrations, and which are subject to change by such providers from time to time. In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to APIs and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination we would be able to maintain the current level of functionality of our platform in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations.
Our business, cash flows or results of operations may be harmed if any data provider:

•	changes, limits or discontinues our access to its APIs and data;

•	modifies its terms of service or other policies, including fees charged or restrictions on us or application developers;

•	changes or limits how customer information is accessed by us or our customers;

•	changes or limits how we can use customer information and other data collected through the APIs;

•	establishes more favorable relationships with one or more of our competitors; or

•	experiences disruptions of its technology, services or business generally.

If we are unable to attract potential customers through unpaid channels, convert this traffic to free trials or convert free trials to paid subscriptions, our business and results of operations may suffer.
Our primary go-to-market strategy is an inbound marketing funnel designed to drive traffic to our web properties that offer prospective customers the ability to sign up for free trials of our platform and certain products. We utilize various unpaid content marketing strategies, including webinars, blogs, thought leadership and social media engagement, as well as paid advertising, to attract visitors to our web properties and free trials. Over the last two years, our inbound marketing funnel drove an average of approximately 9,000 new trials per month. We cannot assure you that these unpaid or paid efforts will continue to attract the same volume and quality of traffic to our web properties and free trials and, in the future, we may be required to increase our marketing spend to maintain the same volume and quality of traffic. Moreover, we may decide in the future to pursue a strategy of generating fewer, but more targeted, trials of our platform, which, if not successful, could also reduce the number of trials that convert to paid subscriptions. The conversion rate of free trials to paid subscriptions is impacted by a number of factors, including our ability to promptly demonstrate value to trial customers, drive trial customer adoption deeper into our product capabilities and deliver a favorable trial customer experience with our sales and customer support teams. Any change in the number or quality of prospective customers entering free trials or the conversion rates for such free trials to paid subscriptions could have an adverse impact on our business and results of operations.
If we fail to adapt and respond effectively to rapidly changing technology, new social media platforms, evolving industry standards or changing customer needs, requirements, tastes or preferences, our products may become less competitive.
Social media and the software industry are each subject to rapid technological change, evolving industry standards and practices and changing customer and user needs, requirements, tastes and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new products that satisfy our customers and provide enhancements and new features for our existing platform and products that keep pace with rapid technological change in social media and the software industry, our revenue and operating results could be adversely affected. Our platform must also integrate with a variety of network, hardware, browser, mobile and software platforms, and technologies, and we must continuously modify and enhance our products to adapt to changes and innovation in these technologies. If new technologies emerge or our competitors are able to deliver solutions at lower prices or more efficiently, conveniently or securely, such technologies or solutions could adversely affect our ability to compete.
The social media industry has experienced and is likely to continue to experience rapid change due to the evolving trends, tastes and preferences of users. If consumers widely adopt new social media networks and platforms, we may need to develop integrations and functionality related to these new networks and platforms. This development effort may require significant research and development and sales and marketing resources, as well as licensing fees, all of which could adversely affect our business and operating results. In addition, new social media networks and platforms may not provide us with sufficient access to data from their platforms, preventing us from building effective integrations with our platform and products. Changing consumer tastes may also render our current integrations or functionality obsolete and the financial terms, if any, under which we obtain such integrations or functionality unfavorable. Any failure of our products to operate effectively with the social media networks used most frequently by consumers could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.

Our ability to introduce new products and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts or use research and development teams effectively, we may not be able to compete effectively and our business and operating results may be harmed.
To remain competitive, we must continue to develop new product offerings, as well as features and enhancements to our existing platform and products. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we experience high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. The success of our business is dependent on our research and development teams developing a roadmap that allows us to retain and increase the spending of our existing customers and attract new customers. Social media is quickly evolving and we may invest significantly in functionality or integrations related to a particular social media network or other third party that may become obsolete in the future. Further, many of our competitors may expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources, to use our research and development resources efficiently or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.
If we fail to offer high-quality customer support, or if the cost of such support is not consistent with corresponding levels of revenue, our business and reputation may be harmed.
Our customers rely on our customer support organization to respond to inquiries and resolve issues related to their use of our platform quickly and effectively. Our customer support relies on third-party technology platforms, which may become unavailable or otherwise prevent our customers and customer support team from interacting on a timely basis. Our response times to customers and prospects may be impacted for reasons outside our control, such as changes to social media network APIs, which may interrupt aspects of our service to our customers. From time to time, we experience spikes in the number of customer support tickets that we receive, which may result in an increase in customer requests and significant delays in responding to our customers’ requests. Increased customer demand for our support services, without corresponding revenue increases, could increase our costs and harm our operating results. As we continue to grow our operations and support our global user base, we need to continue to provide efficient and high-quality support that meets our customers’ needs globally at scale. Our sales process is highly dependent on the ease of use of our platform and products, our business reputation and positive recommendations from our existing customers. Any failure to maintain a high-quality customer support organization, or a market perception that we do not maintain such levels of support, could harm our reputation, our ability to sell to existing and prospective customers and our business.
Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively affect our business.
Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, our customers’ consumers or other social media audiences, the third-party technology platforms of other parties and our employees. A malicious cybersecurity-related attack, intrusion or disruption by either an internal or external source or other breach of the systems on which our platform and products operate, and on which our employees conduct business, could lead to unauthorized access to, use of, loss of or unauthorized disclosure of sensitive and confidential information, disruption of our services, and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair sales and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-

service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We also cannot be certain that we will be able to prevent vulnerabilities in our software or address vulnerabilities that we may become aware of in the future. Further, as we rely on third-party cloud infrastructure, we depend in part on third party security measures to protect against unauthorized access, cyberattacks and the mishandling of data and information. Any cybersecurity event, including any vulnerability in our software, cyberattack, intrusion or disruption, could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, and a decrease in customer and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident.
There can be no assurance that any limitation of liability provisions in our subscription agreements would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any claim related to a cybersecurity incident. We also cannot be sure that our existing general liability insurance coverage and coverage for cyber liability or errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would harm our business.
Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data. In addition, some of our customers require us to notify them of data security breaches. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, encourage consumers to restrict the sharing of their personal data with our customers or the social media networks, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could harm our business.
Changes in laws and regulations related to the internet, perceptions toward the use of social media and changes in internet infrastructure itself may diminish the demand for our platform or products and could adversely affect our business and results of operations.
The success of our business depends upon the continued use of the internet and social media networks. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees or other charges for accessing the internet, generally. These laws, taxes, fees or charges could limit the use of the internet or decrease the demand for internet-based solutions.
The public’s increasing concerns about privacy and the use of social media may negatively affect the use or popularity of social media networks, and, in turn, adversely affect our business. For example, negative publicity surrounding particular forums of social media may have an adverse effect on our customers’ and prospective customers’ perceived value of our solution and willingness to purchase subscriptions or expand such subscriptions to more users or additional departments across their organizations. Similarly, enhanced scrutiny may lead to an increase in regulation of social media, which in turn could change the data or the manner in which data is shared by social media networks to social media management providers and other developers. Any change to the data we receive from social media networks or other third parties may negatively affect the functionality of our platform and products.
In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “viruses,” “worms” and similar malicious programs, as well as the risks associated with other types of security breaches. If the use of the internet is reduced as a result of these or other issues, then demand for our platform and products could decline, which could adversely affect our revenue, business, results of operations and financial condition.
Changing regulations and increased awareness relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and harm our brand.
We receive, store and otherwise process personal information and other data from and about our customers and our employees. We also receive personal information and other data about our customers’ consumers or other social media audiences. There are numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure, retention and protection of personal information and other content, the scope of which is rapidly changing, subject to differing interpretations and may be inconsistent among countries and states, or conflict with other rules. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy, data protection and information security worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.
We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The United States, the European Union, or EU, and other countries in which we operate are increasingly adopting or revising privacy, information security and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, and some of our current or planned business activities. New and changing laws, regulations, and industry standards concerning privacy, data protection and information security may also impact the social media platforms and data providers we utilize, and thereby indirectly impact our business. In the United States, this includes increased privacy-related regulations and enforcement activity at both the federal level and state levels that impose requirements on the personal information we collect in the course of our business activities. In the EU, this includes the General Data Protection Regulation, or GDPR, which came into effect in May 2018. While we have taken measures to comply with applicable requirements contained in the GDPR, we may need to continue to make adjustments as more clarification and guidance on the requirements of the GDPR and how to comply with such requirements becomes available. Further, Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and

Switzerland to the United States, some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States and the validity of the Privacy Shield Framework, and we are monitoring regulatory developments in this area. California also recently enacted legislation, the California Consumer Privacy Act of 2018, or CCPA, that affords consumers expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA went into effect on January 1, 2020. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation.
With laws and regulations such as the GDPR in the EU and the CCPA in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. For example, the increased consumer control over the sharing of their personal information afforded by CCPA may affect our customers’ ability to share such personal information with us or may require us to delete or remove consumer information from our records or data sets, which may create considerable costs for our organization. In addition, any failure or perceived failure by us to comply with our privacy policies, our privacy-, data protection- or information security-related obligations to customers, users or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability, loss of relationships with key third parties including social media networks and other data providers, or cause our users to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform.
Additionally, if the third parties we work with, such as vendors or developers, violate applicable laws or regulations or our policies, such violations may also put our customers’ and their users’ and consumers’ or other social media audiences’ content at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of such content, or regarding the manner in which the express or implied consent of such persons for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or develop new services and features. All of these implications could adversely affect our revenue, results of operations, business and financial condition.
The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our Class A common stock.
We rely upon third parties to operate our platform and any disruption of or interference with our use of such third party providers would adversely affect our business, results of operations and financial condition.
We outsource the vast majority of our cloud infrastructure to Amazon Web Services, or AWS, which hosts our platform and products. In addition, we outsource a small portion of our cloud infrastructure to Rackspace, which, together with AWS, we refer to as our Hosting Providers. Our customers must have the ability to access our platform at any time, without interruption or degradation of performance. Our Hosting Providers run their own platforms upon which our platform and products depend, and we are, therefore, vulnerable to service interruptions at each Hosting Provider. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of one of our Hosting Providers, is compromised, our platform or products are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. We note that our ability to conduct security audits on our Hosting Providers is limited and our contracts do not contain strong indemnification terms in our favor. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through our Hosting Providers or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from our Hosting Providers may adversely affect our ability to meet our customers’ requirements.
The substantial majority of the services we use from AWS are for cloud-based server capacity and, to a lesser extent, storage and certain other proprietary offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard intellectual property, or IP, connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. If any of the AWS data centers become unavailable to us without sufficient advance notice, we would likely experience delays in delivering our platform and products until we could migrate to an alternate data center provider. Our disaster recovery program contemplates transitioning our platform and products to our backup center in the event of a catastrophe, but we have not yet fully tested the procedure, and our platform and products may be unavailable, in whole or in part, during any transition procedure. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses (including research and development expenses) in arranging alternative cloud infrastructure services.
Any of the above circumstances or events may harm our reputation, cause customers to stop using our products, impair our ability to attract new customers and increase revenue from existing customers, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our revenue, business, results of operations and financial condition.

If we are unable to develop and maintain successful relationships with channel partners, our business, results of operations and financial condition could be harmed.
We have established relationships with certain channel partners, including resellers and referral partners, to distribute our platform. We believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners that can drive substantial revenue and provide additional valued-added services to our customers. We expect channel partners to become increasingly important as we expand within the United States and internationally. Although a small portion of our revenue is currently derived from our channel partners, loss of or reduction in sales through these third parties could reduce our revenue. Our competitors may in some cases be more effective than we are in utilizing channel partners to increase sales of their products and services. Recruiting and retaining qualified resellers in our network and training them in our technology and product offerings requires significant time and resources. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in existing markets or fail to manage, train or provide appropriate incentives to our existing resellers, our ability to increase the number of new customers and increase sales to existing customers could be adversely impacted, which would harm our business. In addition, if resellers do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be harmed.
Changes in the sizes or types of organizations that purchase our platform or products could affect our business and our financial results may fluctuate due to increasing variability in our sales cycles.
Our strategy is to sell subscriptions of our platform to organizations of all sizes, from small businesses to global brands and marketing agencies, as well as governments, non-profits and educational institutions. Selling to small-to-medium businesses may involve greater credit risk and uncertainty, as well as lower retention rates and limited interaction with our sales and other personnel. Conversely, sales to enterprise customers may entail longer sales cycles, more significant selling efforts and greater uncertainty. We plan our expenses based on certain assumptions about the length and variability of our sales cycle based upon historical trends for sales and conversion rates associated with our existing customers. If we are successful in expanding our customer base to include more enterprise customers, our sales cycles may lengthen and become less predictable, which, in turn, may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

•	the need to educate prospective customers about the uses and benefits of our platform and products;

•	the discretionary nature of purchase and budget cycles and decisions;

•	the competitive nature of evaluation and purchasing processes;

•	evolving functionality demands;

•	announcements of planned introductions of new products, features or functionality by us or our competitors; and

•	lengthy and multi-faceted purchasing approval processes.
If there are changes in the mix of organizations that purchase our platform and products, our gross margins and operating results could be adversely affected, and fluctuations increasing the variability in our sales cycles could negatively affect our financial results.

We are subject to U.S. economic sanctions and export control and anti-corruption laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.
We are subject to U.S. economic sanctions and export control laws and regulations that prohibit the provision of certain products and services to certain countries, governments, and persons targeted by U.S. sanctions.  We have taken precautions to prevent our services from being exported in violation of U.S. export control and U.S. sanctions laws and regulations. However, we cannot be certain that the precautions we take will prevent violations of these laws. Currently, we do not allow users with IP addresses associated with countries that are the target of comprehensive U.S. economic sanctions to access our platform on a subscription or free trial basis. In the past, parties who self-identified as being in a country that is the target of comprehensive U.S. sanctions signed up for our free trial offering. However, we believe the free-trial features of our offering are consistent with the general licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control, authorizing access to personal communication tools by parties in countries subject to comprehensive sanctions. If in the future we are found to be in violation of U.S. sanctions or export control laws, we may be fined or other penalties could be imposed.  Finally, changes in export control or economic sanctions laws and enforcement could also result in increased compliance requirements and related costs, which could materially adversely affect our business, results of operations, financial condition and/or cash flows.
We are also subject to various U.S. and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering or providing improper payments or benefits to officials and other recipients for improper purposes. Our exposure for violating these laws may increase as we continue to expand our international presence, and any failure to comply with such laws could harm our business.
Our international sales and operations subject us to additional risks and costs, including exposure to foreign currency exchange rate fluctuations, that can adversely affect our business, operating results and financial condition.
For each of the years ended December 31, 2019, 2018 and 2017, we derived 29%, 30% and 32%, respectively, of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy. However, there are a variety of risks and costs associated with our international sales and operations, which include making investments prior to the proven adoption of our products, the cost of conducting our business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our platform and products will be accepted in international markets by potential customers. We currently have sales and/or customer support personnel outside the United States in Canada, Ireland, the United Kingdom, Australia, Singapore, India and the Philippines; however, our sales organization outside the United States is substantially smaller than our U.S. sales organization. We believe our ability to attract new customers to subscribe to our platform or to attract existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity, we may be unable to effectively grow in international markets.
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers and vendors in U.S. dollars historically, we expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future. Fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations.
We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
We are subject to subscription and payment processing risk from our third-party vendors and any disruption to such processing systems could adversely affect our business and results of operations.
We rely on a third-party subscription management platform to process the subscription plans and billing frequencies of our customers. In addition, we rely primarily on a single third party for credit card payment processing services. If either of these third-party vendors were to experience an interruption, delay or outages in service and availability, we may be unable to process new and renewing subscriptions or credit card payments. In addition, if either of these third-party vendors experience a cybersecurity breach affecting data related to services provided to us, we could experience reputational damage or incur liability. Although alternative providers may be available to us, we may incur significant expense and research and development efforts to deploy any alternative providers. To the extent there are disruptions in our or third-party subscription and payment processing systems, we could experience revenue loss, accounting issues and harm to our reputation and customer relationships, which would adversely affect our business and results of operations.
Real or perceived errors, failures or bugs in our platform or products could materially and adversely affect our operating results and growth prospects.
The software underlying our platform and products is highly technical and complex. Our software has previously contained, and may now or in the future contain, undetected errors, bugs or vulnerabilities. In addition, errors, failures and bugs may be contained in open source software utilized in building and operating our products or may result from errors in the deployment or configuration of open source software. Some errors in our software may only be discovered after the software has been deployed or may never be generally known. For example, in October 2019, we discovered that an internal bug had resulted in the storage of passwords unmasked in an internal log. We found this error ourselves during a routine audit, removed the passwords from the logs, implemented plans to prevent this bug from happening again and sent a communication to our customers. Our investigation showed no indication that the unmasked passwords were accessible outside of the Company, and no other indication of breach or misuse by anyone. Any errors, bugs or vulnerabilities discovered in our software after it has been deployed, or never generally discovered, could result in interruptions in platform availability, product malfunctioning or data breaches, and thereby result in damage to our reputation, adverse effects upon customers and users, loss of customers and relationships with third parties, including social media networks, loss of revenue or liability for damages. In some instances, we may not be able to identify the cause or causes of these problems or risks within an acceptable period of time.
We may make acquisitions of, or invest in, other businesses or technologies, which may divert our management’s attention and result in the incurrence of indebtedness or dilution to our stockholders. We may be unable to integrate acquired businesses or technologies successfully or achieve the expected benefits of such acquisitions and investments.
We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our platform and products, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.
Any acquisition, including our acquisition of Simply Measured, Inc. in December 2017, investment or business relationship may result in unforeseen operating difficulties and expenditures or business liabilities. In particular, we may encounter difficulties integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if key personnel of the acquired company choose not to work for us, the acquired platform, products or services are not easily adapted to work with our platform or products or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management and research and development attention that would otherwise be available for development of our existing platform and products. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized, we may be exposed to unknown risks or liabilities or our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed.
In connection with such strategic transactions, we may:

•	issue additional equity securities that would dilute our existing stockholders;

•	use cash that we may need in the future to operate our business;

•	incur large charges or substantial liabilities;

•	incur indebtedness on terms unfavorable to us or that we are unable to repay;

•	encounter hidden liabilities, defects, bugs, vulnerabilities, or past or future data breaches within any acquired company’s code or technical environment;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
The occurrence of any of the foregoing could adversely affect our revenue, business, results of operations and financial condition.
We depend largely on the continued service of our senior management and other key employees, the loss of any of whom could adversely affect our business, results of operations and financial condition.
Our future performance depends on the continued service and contributions of our senior management and other key employees to execute on our business plan, to develop our platform and products, to attract and retain customers and to identify and pursue strategic opportunities. The loss of service of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our Co-Founder, President and Chief Executive Officer, Justyn Howard, and Co-Founder and Chief Technology Officer, Aaron Rankin. The replacement of any of our senior management personnel would likely involve significant time and costs, and such loss could adversely affect our revenue, business, results of operations and financial condition.

If we cannot attract and retain qualified personnel or maintain our culture as we grow, we may be unable to execute our business strategy.
We believe that a critical component of our success has been our company culture and values. We have invested substantial time and resources in building our team and we believe our strong employer brand has been instrumental in our ability to attract and retain highly qualified personnel. Competition for executives, software developers, product managers, sales personnel and other key personnel in the software industry is intense. We have experienced and may in the future experience difficulty attracting and retaining qualified candidates to fill open positions. Many of the companies with which we compete for talent have greater resources than we have and may offer greater compensation packages. To remain competitive, we must also retain and motivate existing employees through compensation practices, career development opportunities and our company culture and values. As we continue to grow, including expanding our presence domestically and internationally, and developing the infrastructure associated with being a public company, we will need to maintain our company culture and values among a larger number of employees dispersed in various geographic regions. Any failure to preserve the company culture and values we have created could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Our recent growth and any future growth in headcount may be difficult to manage effectively.
We have recently experienced, and anticipate that we will continue to experience, a period of rapid growth in our operations and headcount. Our growth has placed, and future growth will place, a significant strain on our management, technical, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our management, technical, administrative, operational and financial controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in effectively scaling our platform or products, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely affect our revenue, business, results of operations and financial condition.
Our business depends on a strong brand, and if we are not able to develop, maintain and enhance our brand, our business and operating results may be harmed. Moreover, our brand and reputation could be harmed if we were to experience significant negative publicity.
We believe that developing, maintaining and enhancing our brand is critical to achieving widespread acceptance of our platform and products, attracting new customers, retaining existing customers, persuading existing customers to adopt additional products and use-cases, and hiring and retaining our employees. We believe that the importance of our brand will increase as competition in our market further intensifies. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts, including thought leadership, our ability to provide a high-quality, reliable and cost-effective platform, the perceived value of our platform and products and our ability to provide quality customer success and support experience. Brand promotion activities require us to make substantial expenditures. To date, we have made significant investments in the promotion of our brand. The promotion of our brand, however, may not generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand.
We operate in a public-facing industry in which every aspect of our business is impacted by social media. Negative publicity, whether or not justified, can spread rapidly through social media. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand could be harmed. Moreover, even if we are able to respond in a timely and appropriate manner, we cannot predict how negative publicity may affect our reputation and business. We and our employees also use social media to communicate externally. There is risk that the use of social media by us or our employees to communicate about our business may give rise to liability or result in public exposure of personal information of our employees or customers, each of which could affect our revenue, business, results of operations and financial condition.
We may be subject to litigation, disputes or regulatory inquiries for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively affect our business.
From time to time, we may be involved in litigation, disputes or regulatory inquiries that arise in the ordinary course of business. These may include claims, lawsuits and proceedings involving labor and employment, wage and hour, commercial, alleged securities law violations or other investor claims, and other matters. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger. While our agreements with customers generally limit our liability for damages arising from our platform, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, adversely affect our reputation and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our revenue, business, brand, results of operations and financial condition.
Any failure to protect our intellectual property rights could impair our business.
Our success and ability to compete depend in part upon our intellectual property. We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. However, the steps we take to protect our intellectual property rights may be inadequate. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.
We have applied for patent protection in the United States relating to certain existing and proposed systems, methods and processes. We currently have three (3) issued U.S. patents and two (2) U.S. patent applications pending. While we have one (1) pending European patent application, we do not typically seek patent protection outside of the United States. We cannot assure that any of our patent applications will result in an issued patent. Any patent(s) we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure you that competitors will not infringe our patent(s), or that we will have adequate resources to enforce our patent(s).
We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we have entered into confidentiality agreements with most of our employees and consultants. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our business, financial condition and results of operations could be harmed.
We rely on our trademarks, service marks, trade names and brand names to distinguish our products and services from the products and services of our competitors and have registered or applied to register many of these trademarks in the United States, Australia, Argentina, Brazil, Chile, Mexico and

Singapore. We cannot assure you that our trademark applications will be approved. Third parties have and may in the future oppose our trademark applications, or otherwise challenge our use of the trademarks, or use and register confusingly similar trademarks in these or other jurisdictions. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that third parties will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.
Although we rely on copyright laws to protect the works of authorship (including software) created by us, we do not register the copyrights in any of our copyrightable works. Copyrights of U.S. origin must be registered before the copyright owner may bring an infringement suit in the United States. Furthermore, if a copyright of U.S. origin is not registered within three months of publication of the underlying work, the copyright owner is precluded from seeking statutory damages or attorney’s fees in any United States enforcement action, and is limited to seeking actual damages and lost profits. Accordingly, if one of our unregistered copyrights of U.S. origin is infringed by a third party, we will need to register the copyright before we can file an infringement suit in the United States, and our remedies in any such infringement suit may be limited.
In order to protect our intellectual property, we may be required to spend significant resources to monitor and protect our rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely affect our business.
If third parties claim that we infringe upon or otherwise violate their intellectual property rights, our business could be adversely affected.
We face the risk of claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon or otherwise violating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology or conflict with our trademark rights. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing or using our platform or products that incorporate the challenged intellectual property;

•	require us to modify, redesign, reengineer or rebrand our platform or products, if feasible;

•	divert management’s attention and resources; or

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.
Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly settlement agreements, or prevent us from offering our platform or products, any of which could have a negative impact on our operating profits and harm our future prospects. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our platform or products, or refund subscription fees, which could further exhaust our resources. Such disputes could also disrupt our platform or products, adversely affecting our customer satisfaction and ability to attract customers.
Our use of “open source” software could negatively affect our ability to offer and sell access to our platform and products and subject us to possible litigation.
We use open source software in our platform and products and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software, and consequently to provide or distribute our platform and products. Although use of open source software has historically been free, recently several open source providers have begun to charge license fees for use of their software. If our current open source providers were to begin to charge for these licenses or increase their license fees significantly, this would increase our research and development costs and have a negative impact on our results of operations and financial condition.
Additionally, we may from time to time face claims from third parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of source code for the open source software, derivative works or our proprietary source code that was developed using or that is distributed with such open source software. These claims could also result in litigation and could require us to make our proprietary software source code freely available, require us to devote additional research and development resources to change our platform or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software or indemnification for third party infringement claims. Although we have implemented policies to regulate the use and incorporation of open source software into our platform and products, we cannot be certain that we have not incorporated open source software in our platform and products in a manner that is inconsistent with such policies.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our platform, products or other acts or omissions. For some of our larger customers, we sometimes negotiate additional indemnification for breaches of our obligations, representations or warranties in the subscription agreement, gross negligence or willful misconduct, breaches of confidentiality, losses related to security incidents, breach of the data processing addendum or violations of applicable law. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, operating results and financial condition.
From time to time, third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the platform or products they use or modify our platform or products. If we cannot obtain all necessary licenses on commercially reasonable terms or made such modifications to avoid a claim, our customers may be forced to stop using our platform or products. Further, customers may require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted or processed by our employees, platform or products. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our platform or products, and harm our revenue, business and operating results.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.
The application of indirect taxes, such as sales and use, value-added, goods and services, business and gross receipts taxes, to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and, as a result, amounts recorded are estimates and are subject to adjustments.
Our business is, or may be, subject to such indirect taxes in the United States and various foreign jurisdictions, and we may face indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, taxing authorities may raise questions about or challenge or disagree with our calculation, reporting or collection of such taxes and may require us to collect and remit such taxes in jurisdictions in which we do not currently do so, and could impose associated interest, penalties and fees. For example, after the U.S. Supreme Court decision in South Dakota v. Wayfair Inc., certain states have adopted, or started to enforce, laws that may require us to calculate, collect and remit taxes on sales in their jurisdictions, even if we do not have a physical presence in such jurisdictions.
A successful assertion by one or more tax authorities requiring us to collect indirect taxes in jurisdictions in which we do not currently do so or to collect additional indirect taxes in a jurisdiction in which we currently collect such taxes, could, among other things, result in substantial tax liabilities (including taxes on past sales, as well as penalties and interest), create significant administrative burdens for us, discourage users from utilizing our products or otherwise harm our business, financial condition and results of operations.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the valuation of stock-based awards, including the determination of fair value of common stock, period of benefit for amortizing deferred contract costs, goodwill and the provision for income taxes, including related valuation allowance and uncertain tax positions, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

Certain estimates of market opportunity, forecasts of market growth and our operating metrics included in this Annual Report may prove to be inaccurate.
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Annual Report relating to the size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report, our business could fail to grow at similar rates, if at all. For more information regarding the estimates of market opportunity and the forecasts of market growth included in this Annual Report, see “Business—Our Industry”.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
We have funded our operations since inception primarily through sales of equity securities, bank loans and subscription payments by our customers for use of our platform and products. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our platform or products or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
We may not be able to generate sufficient cash to service our indebtedness.
As of December 31, 2019, we did not owe any principal or accrued interest pursuant to our loan and security agreement with Silicon Valley Bank, or SVB. If and when we borrow under this loan and security agreement, our ability to make scheduled payments or to refinance our debt obligations will depend on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the loan and security agreement with SVB, we may be required to repay any outstanding amounts earlier than anticipated.
Our loan and security agreement contains restrictive and financial covenants that may limit our operating flexibility.
Our loan and security agreement with SVB contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, add new offices or business locations, make certain investments, pay dividends, transfer or dispose of certain assets, liquidate or dissolve, amend certain material agreements and enter into various specified transactions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lender or prepay the outstanding amount under the loan and security agreement. The loan and security agreement also contains certain financial covenants, including minimum revenue and cash balance requirements, and financial reporting requirements. Our obligations under the loan and security agreement are secured by all of our property, with limited exceptions. We may not be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the loan and security agreement. Furthermore, our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the loan and security agreement. In the event of a liquidation, our lender would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our Class A common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lender, were first repaid in full.
Risks Related to Being a Public Company
We have identified a material weakness in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.
As a public company, we are now required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our controls over financial reporting. Although we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until our annual report on Form 10-K for the fiscal year ending December 31, 2020. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act. We could be an emerging growth company for up to five years.
In connection with the audit of our financial statements for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting. We did not maintain effective internal control over financial reporting related to the control environment component of Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework, due to an insufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge and experience during the year ended December 31, 2018 in order to determine the appropriate accounting for non-recurring transactions and transactions requiring more complex accounting judgment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
Management has continued working to remediate the material weakness by hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, we may not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. If we are not able to maintain effective internal control over financial reporting, our financial statements and related disclosures may be inaccurate, which could have a material adverse effect on our business and our stock price.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The rapid growth of our operations and our initial public offering have created a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company. We continue to reassess the sufficiency of finance personnel in response to these increasing demands and expectations.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.
We expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. We cannot be certain that the actions we will be taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our Class A common stock to decline and make it more difficult for us to finance our operations and growth.
We are an emerging growth company and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. While we have elected to use this extended transition period, to date we have not delayed the adoption of any applicable accounting standards.
For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the year following the fifth anniversary of the date of the closing of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market on which our Class A common stock is traded and other applicable securities rules and regulations. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. We have invested and intend to continue to invest resources to institute a comprehensive compliance function and establish internal policies to ensure we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We also intend to establish an investor relations function. Compliance with these rules and regulations may cause us to incur additional accounting, legal and other expenses that we did not incur as a private company. We also have incurred and will continue to incur costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC and the Nasdaq Capital Market, particularly after we are no longer an “emerging growth company.” We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, while also diverting some of management’s time and attention from revenue-generating activities. Furthermore, these rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
Our management team has limited experience managing a public company.
Our President and Chief Executive Officer does not have experience managing a public company, interacting with public company investors or complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management, particularly from our President and Chief Executive Officer, and could divert their attention away from the day-to-day management of our business, which could adversely affect our revenue, business, results of operations and financial condition.
Risks Related to Ownership of Our Class A Common Stock
An active trading market for our Class A common stock may not be maintained.
Our Class A common stock only recently began trading on the Nasdaq Capital Market, and we can provide no assurance that we will be able to maintain an active trading market on The Nasdaq Capital

Market or any other exchange in the future. If an active trading market for our Class A common stock is not maintained, or if we fail to satisfy the continued listing standards of The Nasdaq Capital Market for any reason and our Class A common stock is delisted, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
Our share price has been and may continue to be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;

•	announcements of innovations by us or our competitors;

•	overall conditions in our industry and the markets in which we operate;

•	market conditions or trends in social media or the social media technology industry;

•	changes in laws or regulations applicable to our platform and products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, and our ability to obtain intellectual property protection for our products;

•	security breaches impacting us or other similar companies;

•	litigation or regulatory matters;

•	issuance of equity or debt;

•	announcement or expectation of additional financing efforts;

•	sales of our Class A common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	short-selling of our Class A common stock;

•	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders; and

•	general economic and market conditions.
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
The dual class structure of our common stock and the existing ownership of capital stock by our Co-Founders have the effect of concentrating voting control with our Co-Founders for the foreseeable future, which will limit the ability of our other investors to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2019, our outstanding Class B common stock will represent approximately 71.5% of the voting power of our outstanding capital stock (which percentage does not include 1) the shares of Class B common stock that have been granted but not issued, as well shares that may be issued to Justyn Howard, our President and Chief Executive Officer, upon settlement of the Howard IPO Award as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stock-Based Compensation—Restricted Stock Units,” 2) the shares of Class A common stock to be issued pursuant to the SVB warrant exercise as described in Note 12 of the “Notes to Consolidated Financial Statements” and 3) shares of Class A common stock to be issued related to RSUs that have vested, but have not settled as of December 31, 2019). In addition, as a result of our dual class stock, the holders of Class B common stock, our Co-Founders, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders will control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, sale of assets or other major corporate transaction for the foreseeable future. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. This control may adversely affect the market price of our Class A common stock.
In addition, future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
We cannot predict the effect our dual class structure may have on the market of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, the FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-

class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, Morgan Stanley Capital International, or MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
Future sales of our common stock in the public market could cause our share price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2019, we had 39,041,065 shares of Class A common stock outstanding and 9,803,933 shares of Class B common stock outstanding (which number does not include (i) the shares of Class B common stock that have been granted but not issued, as well as shares that may be issued to Justyn Howard, our President and Chief Executive Officer, upon settlement of the Howard IPO Award as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stock-Based Compensation—Restricted Stock Units,” (ii) the shares of Class A common stock to be issued pursuant to the SVB warrant exercise as described in Note 12 of the “Notes to Consolidated Financial Statements” and (iii) shares of Class A common stock to be issued related to RSUs that have vested, but have not settled as of December 31, 2019”).
All of the Class A common stock sold in our IPO is freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. The remaining shares of Class A common stock and all shares of Class B common stock outstanding as of December 31, 2019 will be restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after December 12, 2019. The underwriters of our IPO may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements with the underwriters of our IPO prior to expiration of the lock-up period.
The holders of 23,194,041 shares of Class A common stock, or 47.5% of our outstanding shares as of December 31, 2019, will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. We have filed a registration statement on Form S-8 under the Securities Act to register the shares subject to outstanding stock options and RSUs under the 2016 Plan as of the December 12, 2019, 5,293,497 shares of Class A common stock reserved for issuance under our 2019 Plan, 550,000 shares of Class A common stock issuable upon conversion of the 550,000 shares of Class B common stock reserved for issuance under the Sprout Social, Inc. 2019 Class B Incentive Award Plan, or the Class B Plan, pursuant to the terms thereof and the shares of Class A common stock reserved for issuance under the Sprout Social, Inc. 2019 Employee Stock Purchase Plan, or ESPP. These shares can be freely sold in the public market upon issuance and vesting, subject to a 180-day lock-up period and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
Our management has broad discretion in the use of the net proceeds from our IPO and may not use the net proceeds effectively.
Our management will have broad discretion in the application of the net proceeds of our IPO . We cannot specify with certainty the uses to which we will apply these net proceeds. The failure by our management to apply these funds effectively could adversely affect our ability to pursue our growth strategies and expand our business.
If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company, and our stock price could decline.
Future sales and issuances of our Class A common stock or rights to purchase our Class A common stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A common stock could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.
In the future, we may issue additional securities, including Class A common stock, convertible securities or other equity securities, including preferred securities, in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue Class A common stock to employees, consultants and directors pursuant to our equity incentive plans and Class B common stock to Justyn Howard, our President and Chief Executive Officer, under the Class B Plan pursuant to the Howard IPO Award as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stock-Based Compensation—Restricted Stock Units”. If we sell Class A common stock, Class B common stock, convertible securities or other equity securities in subsequent transactions, or Class A common stock or Class B common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock.
We have never paid dividends on our capital stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our Class A common stock will likely depend on whether the price of our Class A common stock increases.
We have never declared or paid any dividends on our Class A common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation and growth of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. Furthermore, we are party to a loan and security agreement with SVB that contains negative covenants that limit our ability to pay dividends. For more information, see the section of this Annual Report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—SVB Credit Facility.”
Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;

•	authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;

•	prohibiting cumulative voting in the election of directors;

•	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•
prohibiting the adoption, amendment or repeal of our amended and restated bylaws or the repeal of the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors without the required approval of at least 66.67% of the shares entitled to vote at an election of directors;

•	prohibiting stockholder action by written consent;

•	limiting the persons who may call special meetings of stockholders; and

•	requiring advance notification of stockholder nominations and proposals.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.
In addition, we are subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law, or the DGCL. Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.
These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our Class A common stock and result in the market price of our Class A common stock being lower than it would be without these provisions.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our current or former directors, officers, employees or our stockholders;

•
any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended from time to time) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.
By becoming a stockholder in our Company, you are deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. This provision does not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. If a court were to find the exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•
we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

•	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

•
we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•
we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

•
the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
Our ability to utilize our net operating loss carryforwards may be limited.
As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards of approximately $25.9 million and $4.4 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We do not own any real property. Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 128,000 square feet of space pursuant to a lease that expires in 2028. In addition, we maintain a lease in Seattle, Washington.
We believe that our facilities are suitable to meet our current needs.
Item 3. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business. We are not currently a party to any material pending legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock has been listed on the Nasdaq Capital Market under the symbol “SPT” since December 13, 2019. Prior to that date, there was no public trading market for our Class A common stock.
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of February 25, 2020, we had 19 holders of record of our Class A common stock and 13 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay future indebtedness, if any, and therefore we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans will be incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2019.
Recent Sales of Unregistered Securities
Between January 1, 2019 and December 17, 2019, we issued an aggregate of 137,762 shares of our common stock upon the exercise of options issued under the Sprout Social, Inc. 2010 Amended and Restated Stock Incentive Plan at exercise prices ranging from $0.31 to $1.11 per share, for an aggregate exercise price of $69,433.77.
Between January 1, 2019 and December 17, 2019 we granted to certain employees and directors an aggregate of 552,100 restricted stock units under the Sprout Social, Inc. 2016 Stock Plan (the “2016 Plan”), with grant-date fair values ranging from $6.96 to $14.98 per restricted stock unit. On June 9, 2019, we issued and granted an aggregate of 434,436 shares of fully vested restricted common stock to our chief executive officer, Justyn Howard under the Sprout Social, Inc. 2016 Stock Plan, of which 192,281 shares were net settled to satisfy federal and state tax withholding obligations, resulting in a net restricted stock issuance of 242,155 shares, with a grant date fair value of $12.20 per share. These 242,155 shares of our common stock were exchanged for 242,155 shares of our Class B common stock in connection with our IPO.

Between October 29, 2019 and December 17, 2019, we granted to certain employees and directors an aggregate of 677,800 restricted stock units under the Sprout Social, Inc. 2019 Incentive Award Plan, with grant-date fair values of $14.98 per restricted stock unit.
Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
Issuer Purchases of Equity Securities
None.
Use of Proceeds from Public Offering of Class A Common Stock
On December 17, 2019, we closed our IPO, in which we sold 8,823,530 shares of Class A common stock at a price to the public of $17.00 per share. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (Registration No. 333-234316), which was declared effective on December 12, 2019. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as lead book-running managers for the offering.
The shares issued and sold in our IPO resulted in an aggregate gross offering price of $150.0 million. We received net proceeds of $134.3 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.2 million. Of the $10.5 million of underwriting discounts and commissions, we paid $4.2 million to Goldman Sachs & Co. LLC, of which an employee serves on our board of directors and which is an investor in our Class A common stock (See Note 14 of “Notes to Consolidated Financial Statements”). No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning more than 10% or more of any class of our equity securities, or to any other affiliates.
On January 15, 2020, we issued and sold an additional 629,603 shares of Class A common stock to the underwriters pursuant to the underwriters’ exercise of their option to purchase additional shares of our Class A common stock to cover sales by the underwriters in excess of the number of shares set forth on the cover page of our IPO prospectus. The gross proceeds of this issuance were $10.7 million, and we received net proceeds of $10.0 million after deducting underwriting discounts and commissions.
There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on December 13, 2019.
Performance Graph
The following performance graph shall not be deemed soliciting material or to be filed with the SEC for Purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the Nasdaq Computer Index. The graph assumes an initial investment of $100 in our Class A common stock at the market close on December 13, 2019, which was our initial trading day. Data for the S&P 500 Index and the Nasdaq Computer Index

assume reinvestment of dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Item 6. Selected Consolidated Financial and Other Data
The following tables present the selected consolidated financial and other data for Sprout Social, Inc. and its subsidiaries. We have derived the selected consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report. You should read the following selected consolidated financial data in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report. Our historical results for any prior period are not necessarily indicative of our future results, and our operating results for the year ended December 31, 2019 are not necessarily indicative of the results that may be expected for any future year or period.

	Years Ended December 31,
	2019	2018	2017

	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Subscription	$102,243	$78,392	$44,685
Professional services and other	464	421	130
Total revenue	102,707	78,813	44,815
Cost of revenue(1):
Subscription	27,862	20,726	9,964
Professional services and other	292	268	31
Total cost of revenue	28,154	20,994	9,995
Gross profit	74,553	57,819	34,820
Operating expenses:
Research and development(1)	28,059	25,426	16,664
Sales and marketing(1)	55,584	35,980	25,165
General and administrative(1)	38,178	17,185	14,994
Total operating expenses	121,821	78,591	56,823
Loss from operations	(47,268)	(20,772)	(22,003)
Interest expense	(270)	(617)	(24)
Interest income	307	35	117
Other income	490	442	—
Loss before income taxes	(46,741)	(20,912)	(21,910)
Income tax expense	66	22
Net loss and comprehensive loss	$(46,807)	$(20,934)	$(21,910)
Net loss per share attributable to common shareholders, basic and diluted(2)	$(2.54)	$(1.26)	$(1.34)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted(2)	18,438,695	16,593,258	16,400,767

_________________

(1)
Includes stock-based compensation expense as follows (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2019 Compared to Year Ended December 31, 2018—Operating Expenses” for more information):

	Years Ended December 31,
	2019	2018	2017

	(in thousands)
Cost of revenue	$1,126	$9	$20
Research and development	2,290	28	161
Sales and marketing	8,697	15	259
General and administrative	13,220	1	33
Total stock-based compensation expense	$25,333	$53	$473

(2)	See Note 1 and Note 12 to our audited consolidated financial statements for more information regarding net loss per share.

	As of December 31,
	2019	2018

	(in thousands)
Consolidated Balance Sheet Data:
Cash and restricted cash	$135,310	$26,190
Working capital(1)	113,977	11,811
Total assets	189,591	71,845
Deferred revenue	29,775	21,540
Convertible preferred stock(2)	—	102,976
Total stockholders’ (deficit)/equity(2)	128,130	25,733
________________

(1)	Working capital is defined as total current assets minus total current liabilities.

(2)	Convertible preferred stock was automatically converted into Class A common stock immediately prior to our IPO on December 17, 2019. See Note 8 to our audited consolidated financial statements.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions.

Our total number of customers, total ARR, organic ARR and number of customers contributing more than $10,000 in ARR as of the periods presented were as follows:

	As of December 31,
	2019	2018
	(dollars in thousands)
Number of customers	23,693	21,135
Total ARR	$117,846	$92,487
Organic ARR	$115,185	$82,841
Number of customers contributing more than $10,000 in ARR	2,185	1,391
For additional information about our key business metrics, please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics.”
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the below non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance.

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share data)
Non-GAAP operating loss	$(21,935)	$(20,719)	$(21,530)
Non-GAAP net loss	(21,474)	(20,881)	(21,437)
Non-GAAP net loss per share	(1.16)	(1.26)	(1.31)
Free cash flow	$(15,174)	$(19,335)	$(15,018)
For additional information and reconciliations of the non-GAAP financial measures to the most directly comparable financial measures stated in accordance with GAAP, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial and Other Data” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report.
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. Currently, more than 23,000 customers across 100 countries rely on our platform to reach larger audiences, create stronger relationships with their customers and make better business decisions.
Introduced in 2011, our cloud software brings together social messaging, data and workflows in a unified system of record, intelligence and action. Operating across major social media networks, including Twitter, Facebook, Instagram, Pinterest, LinkedIn, Google and YouTube, we provide organizations with a centralized platform to effectively manage their social media efforts across stakeholders and business functions. Virtually every aspect of business has been impacted by social media, from marketing, sales and public relations to customer service, product and strategy, creating a need for an entirely new category of software. We offer our customers a centralized, secure and powerful platform to manage this broad, complex channel effectively across their organization.
Since our founding, we have achieved several key milestones:

•	2010 — Founded Company, launched V1 beta and Lightbank became an investor;

•	2011 — Launched our Sprout platform, surpassed 1,000 customers and NEA became an investor;

•	2013 — Reached 100 employees;

•	2015 — Surpassed 15,000 customers;

•	2016 — Reached 250 employees and Goldman Sachs became an investor;

•	2017 — Completed first business acquisition and awarded Glassdoor’s “Top Places to Work” and “Highest Rated CEO”;

•
2018 — Surpassed 20,000 customers, opened EMEA office, reached 500 employees, launched first add-on module (Listening), Future Fund became an investor and awarded Glassdoor’s “Top Places to Work” and “Highest Rated CEO”; and

•	2019 — Completed our IPO resulting in $134.3 million of net proceeds, surpassed $100 million in total ARR and awarded Glassdoor’s “Highest Rated CEO”.
We generate revenue primarily from subscriptions to our social media management platform under a software-as-a-service model. Our subscriptions can range from monthly to one-year or multi-year arrangements and are generally non-cancellable during the contractual subscription term. Subscription revenue is recognized ratably over the contract terms beginning on the date the product is made available to customers, which typically begins on the commencement date of each contract. We also generate revenue from professional services related to our platform provided to certain customers, which is recognized at the time these services are provided to the customer. This revenue has historically represented less than 1% of our revenue and is expected to be immaterial for the foreseeable future.
Our tiered subscription-based model allows our customers to choose among three core plans to meet their needs. Each plan is licensed on a per user per month basis at prices dependent on the level of features offered. Additional product modules, which offer increased functionality depending on a customer’s needs, can be purchased by the customer on a per user per month basis.
We generated revenue of $102.7 million and $78.8 million during the years ended December 31, 2019 and 2018, respectively, representing growth of 30%. Excluding the impact of the 2017 acquisition of Simply Measured, Inc., or Simply Measured, our organic growth rate in 2019 was 44%. This organic growth rate excludes the impact of revenue generated from legacy Simply Measured products as well as revenue from the transition of legacy customers to our platform up to an amount equal to such customers’ prior spend on legacy Simply Measured products. This organic growth rate includes all incremental revenue generated above such prior spend from the sale of additional or higher-priced products and users and profiles to legacy customers of Simply Measured. In 2019, software subscriptions contributed 99% of our revenue. We generated net losses of $46.8 million and $20.9 million during the years ended December 31, 2019 and 2018, respectively, which included stock-based compensation expense of $25.3 million during the year ended December 31, 2019, primarily as a result of the vesting of RSUs in connection with our IPO in December 2019. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 23,000 customers. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new organic ARR for the year divided by one minus the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of 2019 and 2018, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them. This calculation assumes the actual subscription renewal rate for the period will remain consistent in future years. While we believe this assumption is reasonable based on our historic data and experience, subscription renewal rates may vary year-to-year, and the lifetime value of our customers may decline or fluctuate between periods. Moreover, our sales and marketing expense reflects the amortization of sales commissions, which are deferred and amortized over a three-year period in accordance with GAAP. If all sales commissions incurred in the year were expensed and not amortized, the result would not have a material impact on the lifetime value of our customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Organic ARR” for more information on how we define and calculate organic ARR.
Expanding within our current customer base
We believe that there is a substantial and largely untapped opportunity for organic growth within our existing customer base. Customers often begin by purchasing a small number of user subscriptions and then expand over time, increasing the number of users or social profiles, as well as purchasing additional product modules. Customers may then expand use-cases between various departments to drive collaboration across their organizations. Our sales and customer success efforts include encouraging organizations to expand use-cases to more fully realize the value from the broader adoption of our platform throughout an organization. We will continue to invest in enhancing awareness of our brand, creating additional uses for our products and developing more products, features and functionality of existing products, which we believe are vital to achieving increased adoption of our platform. We have a history of attracting new customers and we have recently increased our focus on expanding their use of our platform over time.
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, because we believe this metric reflects our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net retention rate for the years ended December 31, 2019 and 2018 was 110% and 106%, respectively. Our dollar-based net retention rate excluding our SMB customers for the years ended December 31, 2019 and 2018 was 120% and 115%, respectively.
We calculate dollar-based net retention rate by dividing the organic ARR from our customers as of December 31st in the reported year by the organic ARR from those same customers as of December 31st in the previous year. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes organic ARR from new customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Organic ARR” for more information on how we define and calculate organic ARR.
Sustaining product and technology innovation
Our success is dependent on our ability to sustain product and technology innovation and maintain the competitive advantage of our proprietary technology. We continue to invest resources to enhance the capabilities of our platform by introducing new products, features and functionality of existing products.
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the year ended December 31, 2019 was approximately 29% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India and Australia to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions.
Number of customers
We define a customer as a unique account, multiple accounts containing a common non-personal email domain, or multiple accounts governed by a single agreement. Number of customers excludes customers exclusively using legacy products obtained through the acquisition of Simply Measured. We believe that the number of customers using our platform is an indicator not only of our market penetration, but also of our potential for future growth as our customers often expand their adoption of our platform over time based on an increased awareness of the value of our platform and products.

	As of December 31,
	2019	2018
Number of customers	23,693	21,135

Total ARR
Total ARR is ARR from all of our products. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period. Total ARR includes the impact of recurring revenue generated from legacy Simply Measured products, which a small number of legacy Simply Measured customers have continued to access. These customers may continue to do so for a limited period in the future as we continue to transition those customers to other Sprout products. We believe total ARR is an indicator of the scale of our entire platform while mitigating fluctuations due to seasonality and contract term.

	As of December 31,
	2019	2018
	(in thousands)
Total ARR	$117,846	$92,487
Organic ARR
Organic ARR is ARR excluding the impact of recurring revenue generated from legacy Simply Measured products. We believe organic ARR is an indicator of the scale and visibility of our core platform while mitigating fluctuations due to seasonality and contract term.

	As of December 31,
	2019	2018
	(in thousands)
Organic ARR	$115,185	$82,841
Number of customers contributing more than $10,000 in ARR
We view the number of customers that contribute more than $10,000 in ARR as a measure of our ability to scale with our customers and attract larger organizations. We believe this represents potential for future growth, including expanding within our current customer base. Over time, larger customers have constituted a greater share of our revenue.
We define customers contributing more than $10,000 in ARR as those on a paid subscription plan that had more than $10,000 in ARR as of a period end.

	As of December 31,
	2019	2018
Number of customers contributing more than $10,000 in ARR	2,185	1,391
Components of our Results of Operations
Revenue
Subscription
We generate revenue primarily from subscriptions to our social media management platform under a software-as-a-service model. Our subscriptions can range from monthly to one-year or multi-year arrangements and are generally non-cancellable during the contractual subscription term. Subscription revenue is recognized ratably over the contract terms beginning on the date our product is made available to customers, which typically begins on the commencement date of each contract. Our customers do not have the right to take possession of the online software solution. We also generate a small portion of our subscription revenue from third-party resellers.
Professional Services
We sell professional services consisting of, but not limited to, implementation fees, specialized training, one-time reporting services and recurring periodic reporting services. Professional services revenue is recognized at the time these services are provided to the customer. This revenue has historically represented less than 1% of our revenue and is expected to be immaterial for the foreseeable future.
Cost of Revenue
Subscription
Cost of revenue primarily consists of expenses related to hosting our platform and providing support to our customers. These expenses are comprised of fees paid to data providers, hosted data center costs and personnel costs directly associated with cloud infrastructure, customer success and customer support, including salaries, benefits, bonuses and allocated overhead. These costs also include depreciation expense and amortization expense related to acquired developed technologies. Overhead associated with facilities and information technology is allocated to cost of revenue and operating expenses based on headcount. Although we expect our cost of revenue to increase in absolute dollars as our business and revenue grows, we expect our cost of revenue to decrease as a percentage of our revenue over time.
Professional Services and Other
Cost of professional services primarily consists of expenses related to our professional services organization and are comprised of personnel costs, including salaries, benefits, bonuses and allocated overhead.
Gross Profit and Gross Margin
Gross margin is calculated as gross profit as a percentage of total revenue. Our gross margin may fluctuate from period to period based on revenue earned, the timing and amount of investments made to expand our hosting capacity, our customer support and professional services teams and in hiring additional personnel, and the impact of acquisitions. We expect our gross profit and gross margin to increase as our business grows over time.
Operating Expenses
Research and Development
Research and development expenses primarily consist of personnel costs, including salaries, benefits and allocated overhead. Research and development expenses also include depreciation expense and other expenses associated with product development. We plan to increase the dollar amount of our investment in research and development for the foreseeable future as we focus on developing new features and enhancements to our plan offerings. However, we expect our research and development expenses to decrease as a percentage of our revenue over time.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel costs directly associated with our sales and marketing department, online advertising expenses, as well as allocated overhead, including depreciation expense and amortization related to acquired developed technologies. Sales force commissions and bonuses are considered incremental costs of obtaining a contract with a customer.

Sales commissions are earned and recorded at contract commencement for both new customer contracts and expansion of contracts with existing customers. Sales commissions are deferred and amortized on a straight-line basis over a period of benefit of three years. We plan to increase the dollar amount of our investment in sales and marketing for the foreseeable future, primarily for increased headcount for our sales department.
General and Administrative
General and administrative expenses primarily consist of personnel expenses associated with our finance, legal, human resources and other administrative employees. Our general and administrative expenses also include professional fees for external legal, accounting and other consulting services, depreciation and amortization expense, as well as allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business. We also recognized certain non-recurring professional fees and other expenses as part of our transition to becoming a public company and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations and professional services. We expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of revenue over time.
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expenses on outstanding line of credit balances and is offset by interest income earned on our cash balances.
Other Income
Other income consists of sublease rental income from our Seattle, Washington and San Francisco, California offices.
Income Tax Provision
The income tax provision consists of current and deferred taxes for our U.S. and foreign jurisdictions. We have historically reported a taxable loss in our most significant jurisdiction, the U.S., and have a full valuation allowance against our deferred tax assets. We expect this trend to continue for the foreseeable future.

Results of Operations
The following tables set forth information comparing the components of our results of operations in dollars and as a percentage of total revenue for the periods presented.

	Years Ended December 31,
	2019	2018

	(in thousands)
Revenue
Subscription	$102,243	$78,392
Professional services and other	464	421
Total revenue	102,707	78,813
Cost of revenue(1)
Subscription	27,862	20,726
Professional services and other	292	268
Total cost of revenue	28,154	20,994
Gross profit	74,553	57,819
Operating expenses
Research and development(1)	28,059	25,426
Sales and marketing(1)	55,584	35,980
General and administrative(1)	38,178	17,185
Total operating expenses	121,821	78,591
Loss from operations	(47,268)	(20,772)
Interest expense	(270)	(617)
Interest income	307	35
Other income	490	442
Loss before income taxes	(46,741)	(20,912)
Income tax expense	66	22
Net loss and comprehensive loss	$(46,807)	$(20,934)
_______________

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2019	2018

	(in thousands)
Cost of revenue	$1,126	$9
Research and development	2,290	28
Sales and marketing	8,697	15
General and administrative	13,220	1
Total stock-based compensation	$25,333	$53

	Years Ended December 31,
	2019	2018

	(as a percentage of total revenue)
Revenue
Subscription	100%	99%
Professional services and other	—%	1%
Total revenue	100%	100%
Cost of revenue
Subscription	27%	26%
Professional services and other	—%	—%
Total cost of revenue	27%	26%
Gross profit	73%	74%
Operating expenses
Research and development	27%	32%
Sales and marketing	54%	46%
General and administrative	37%	22%
Total operating expenses	118%	100%
Loss from operations	(45)%	(26)%
Interest expense	—%	(1)%
Interest income	—%	—%
Other income	—%	—%
Loss before income taxes	(45)%	(27)%
Income tax expense	—%	—%
Net loss and comprehensive loss	(45)%	(27)%
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue

	Years Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Revenue
Subscription	$102,243	$78,392	$23,851	30%
Professional services and other	464	421	43	10%
Total revenue	$102,707	$78,813	$23,894	30%
Percentage of Total Revenue
Subscription	100%	99%
Professional services and other	—%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 21,135 as of December 31, 2018 to 23,693 as of December 31, 2019. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$27,862	$20,726	$7,136	34%
Professional services and other	292	268	24	9%
Total cost of revenue	28,154	20,994	7,160	34%
Gross profit	$74,553	$57,819	$16,734	29%
Gross margin
Total gross margin	73%	74%
The increase in cost of subscription revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,989
Personnel costs	2,913
Stock-based compensation expense	1,117
Other	117
Subscription cost of revenue	$7,136
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 63% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation was due to the initial expense related to employee RSUs vesting as a result of the completion of our IPO on December 17, 2019.
Operating Expenses
Research and Development

	Years Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Research and development	$28,059	$25,426	$2,633	10%
Percentage of total revenue	27%	32%

The increase in research and development expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$2,262
Other	371
Research and development	$2,633
The increase in stock-based compensation was due to the initial expense related to employee RSUs vesting as a result of the completion of our IPO on December 17, 2019.
Sales and Marketing

	Years Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Sales and marketing	$55,584	$35,980	$19,604	54%
Percentage of total revenue	54%	46%
The increase in sales and marketing expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the following:

Change
(in thousands)
Personnel costs	$9,748
Stock-based compensation expense	8,682
Other	1,174
Sales and marketing	$19,604
Personnel costs increased primarily as a result of a 31% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation was due to the initial expense related to employee RSUs vesting as a result of the completion of our IPO on December 17, 2019.
General and Administrative

	Years Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
General and administrative	$38,178	$17,185	$20,993	122%
Percentage of total revenue	37%	22%

The increase in general and administrative expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$13,219
Personnel costs	2,755
Bad debt expense	1,415
Rent expense	1,101
Other	2,503
General and administrative	$20,993
Stock-based compensation expense increased $9.4 million as the result of restricted stock award and restricted stock unit grants to our President and Chief Executive Officer that immediately vested in June and December 2019, respectively. The remaining increase in stock-based compensation was due to the initial expense related to employee RSUs vesting as a result of the completion of our IPO on December 17, 2019. Personnel costs increased primarily as a result of a 72% increase in headcount as we continue to grow our business. Bad debt expense increased due to higher accounts receivable balances and the attrition of customers acquired in the Simply Measured acquisition. Rent expense increased due to renting additional office space.
Interest Income (Expense), Net

	Years Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Interest income (expense), net	$37	$(582)	$619	106%
Percentage of total revenue	—%	(1)%

The increase in net interest income was driven by interest earned on cash deposits, as well as a decrease in interest expense related to line of credit borrowings.
Other Income

	Years Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Other income	$490	$442	$48	11%
Percentage of total revenue	—%	—%
The increase in other income is due to sublease rental income from our Seattle, Washington and San Francisco, California offices.

Income Tax Expense

	Years Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Income tax expense	$66	$22	$44	n/m(1)
Percentage of total revenue	—%	—%
_________________

(1)	Calculated metric is not meaningful.
The increase in income tax expense is due to the provision related to foreign income taxes.
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
We have elected not to include a discussion of our results of operations for 2018 compared to 2017 in this report in reliance upon Instruction 1 to Item 303 of Regulation S-K. This information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Registration Statement on Form S-1 (File No. 333-234316) filed with the SEC on October 25, 2019, as amended on December 2, 2019 and December 6, 2019.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the below non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance by excluding certain items that may not be indicative of our business, operating results or future outlook.
However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share data)
Non-GAAP operating loss	$(21,935)	$(20,719)	$(21,530)
Non-GAAP net loss	(21,474)	(20,881)	(21,437)
Non-GAAP net loss per share	(1.16)	(1.26)	(1.31)
Free cash flow	$(15,174)	$(19,335)	$(15,018)

Non-GAAP Operating Loss
We define non-GAAP operating loss as GAAP loss from operations, excluding stock-based compensation expense. We believe non-GAAP operating loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance, particularly given the impact of stock-based compensation expense recognized in December 2019 upon the completion of the IPO.

	Year Ended December 31,
	2019	2018	2017
Reconciliation of Non-GAAP operating loss	(dollars in thousands)
Loss from operations	$(47,268)	$(20,772)	$(22,003)
Stock-based compensation expense	25,333	53	473
Non-GAAP operating loss	$(21,935)	$(20,719)	$(21,530)
Non-GAAP Net Loss
We define non-GAAP net loss as GAAP net loss and comprehensive loss, excluding stock-based compensation expense. We believe non-GAAP net loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance, particularly given the impact of stock-based compensation expense recognized in December 2019 upon the completion of the IPO.

	Year Ended December 31,
	2019	2018	2017
Reconciliation of Non-GAAP net loss	(dollars in thousands)
Net loss and comprehensive loss	$(46,807)	$(20,934)	$(21,910)
Stock-based compensation expense	25,333	53	473
Non-GAAP net loss	$(21,474)	$(20,881)	$(21,437)
Non-GAAP Net Loss per Share
We define non-GAAP net loss per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense. We believe non-GAAP net loss per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance, particularly given the impact of stock-based compensation expense recognized in December 2019 upon the completion of the IPO.

	Year Ended December 31,
	2019	2018	2017
Reconciliation of Non-GAAP net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(2.54)	$(1.26)	$(1.34)
Stock-based compensation expense per share	1.38	—	0.03
Non-GAAP net loss per share	$(1.16)	$(1.26)	$(1.31)

Free Cash Flow
Free cash flow is a non-GAAP financial measure that we define as net cash used in operating activities less purchases of property and equipment. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash used in our core operations that, after the purchases of property and equipment, is not available to be used for strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of free cash flow is that it does not reflect our future contractual obligations. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.

	Year Ended December 31,
	2019	2018	2017
Reconciliation of Free cash flow	(dollars in thousands)
Net cash (used in) operating activities	$(14,414)	$(17,238)	$(14,345)
Purchases of property and equipment	(760)	(2,097)	(673)
Free cash flow	$(15,174)	$(19,335)	$(15,018)
Quarterly Results of Operations
The following tables present selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended December 31, 2019, as well as the percentage of total revenue that each line item represents for each quarter for Sprout Social, Inc. and its subsidiaries. The information for each of these quarters has been prepared on a basis substantially consistent with our audited consolidated financial statements included elsewhere in this Annual Report and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. These quarterly results are not necessarily indicative of our future results of operations to be expected for any future period.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Revenue
Subscription	$17,241	$18,669	$20,316	$22,166	$23,332	$24,669	$26,284	$27,958
Professional services and other	129	90	92	110	47	94	137	186
Total revenue	17,370	18,759	20,408	22,276	23,379	24,763	26,421	28,144
Cost of revenue(1)
Subscription	4,939	5,112	5,340	5,335	5,815	6,154	7,144	8,749
Professional services and other	81	57	58	72	30	60	85	117
Total cost of revenue	5,020	5,169	5,398	5,407	5,845	6,214	7,229	8,866
Gross profit	12,350	13,590	15,010	16,869	17,534	18,549	19,192	19,278
Operating expenses
Research and development(1)	6,512	6,253	6,264	6,397	6,352	6,424	6,361	8,922
Sales and marketing(1)	8,413	9,107	9,206	9,254	10,452	11,728	11,894	21,510
General and administrative(1)	3,937	4,178	3,958	5,112	6,084	11,277	6,056	14,761
Total operating expenses	18,862	19,538	19,428	20,763	22,888	29,429	24,311	45,193
Loss from operations	(6,512)	(5,948)	(4,418)	(3,894)	(5,354)	(10,880)	(5,119)	(25,915)
Interest expense	(74)	(119)	(192)	(232)	(52)	(77)	(70)	(71)
Interest income	3	4	1	27	105	90	61	51
Other income	98	98	98	148	149	131	108	102
Loss before income taxes	(6,485)	(5,965)	(4,511)	(3,951)	(5,152)	(10,736)	(5,020)	(25,833)
Income tax expense	—	—	—	22	11	19	19	17
Net loss and comprehensive loss	$(6,485)	$(5,965)	$(4,511)	$(3,973)	$(5,163)	$(10,755)	$(5,039)	$(25,850)

_________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands)
Cost of revenue	$3	$3	$3	$—	$—	$—	$—	$1,126
Research and development	10	8	8	2	—	—	—	2,290
Sales and marketing	6	4	4	1	—	—	—	8,697
General and administrative	1	—	—	—	—	5,298	65	7,857
Total stock-based compensation expense	$20	$15	$15	$3	$—	$5,298	$65	$19,970

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(as a percentage of total revenue)
Revenue
Subscription	99%	100%	100%	100%	100%	100%	99%	99%
Professional services and other	1%	—%	—%	—%	—%	—%	1%	1%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue
Subscription	28%	27%	26%	24%	25%	25%	27%	31%
Professional services and other	—%	—%	—%	—%	—%	—%	—%	—%
Total cost of revenue	28%	27%	26%	24%	25%	25%	27%	31%
Gross profit	72%	73%	74%	76%	75%	75%	73%	69%
Operating expenses
Research and development	37%	33%	31%	29%	27%	26%	24%	32%
Sales and marketing	48%	49%	45%	42%	45%	47%	45%	76%
General and administrative	23%	22%	19%	23%	26%	46%	23%	52%
Total operating expenses	108%	104%	95%	94%	98%	119%	92%	160%
Loss from operations	(36)%	(31)%	(21)%	(18)%	(23)%	(44)%	(19)%	(91)%
Interest expense	—%	(1)%	(1)%	(1)%	—%	—%	—%	—%
Interest income	—%	—%	—%	—%	—%	—%	—%	—%
Other income	1%	1%	—%	1%	1%	1%	(1)%	—%
Loss before income taxes	(35)%	(31)%	(22)%	(18)%	(22)%	(43)%	(20)%	(91)%
Income tax expense	—%	—%	—%	—%	—%	—%	—%	—%
Net loss and comprehensive loss	(35)%	(31)%	(22)%	(18)%	(22)%	(43)%	(20)%	(91)%
Quarterly Revenue, Cost of Revenue and Gross Profit Trends
Our revenue increased sequentially for all periods presented primarily due to increased subscription revenue from new customers and expansion within existing customers. Total cost of revenue increased sequentially for all periods presented, consistent with our revenue growth, in order to support our overall growth. Gross profit generally increased sequentially in each of the quarters presented, primarily driven by an increase in revenue. Our gross profit margins were generally consistent for all periods presented. During the fourth quarter of 2019, our total cost of revenue and gross profit margins were impacted by stock-based compensation that was due to the initial expense related to employee RSUs vesting as a result of the completion of our IPO on December 17, 2019.

Quarterly Operating Expenses Trends
Total operating expenses generally increased sequentially for all periods presented due primarily to increases in headcount and other related personnel costs to support our growth. We plan to continue our investment in research and development for the foreseeable future as we focus on developing new features and enhancements to our product offerings. We also plan to continue our investment in sales and marketing for the foreseeable future and incur additional costs for increased headcount for our sales department. During the second quarter of 2019, we experienced a significant increase in general and administrative expenses due to $5.3 million of stock-based compensation expense as the result of a restricted stock award to our President and Chief Executive Officer that immediately vested in June 2019. During the fourth quarter of 2019, we experienced a significant one-time increase in operating expenses from stock-based compensation that was due to the initial expense related to employee RSUs vesting as a result of the completion of our IPO on December 17, 2019. We expect to continue to expand our general and administrative functions to support the growth of our business and future operations as a public company, a trend that we expect to continue for the foreseeable future.
Liquidity and Capital Resources
As of December 31, 2019, our principal sources of liquidity were cash of $135.3 million and net accounts receivable of $11.1 million. We have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and statement of cash flows. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future due to the investments in our business we intend to make as described above.
Prior to our IPO in December 2019, we financed our operations primarily through private issuance of equity securities and line of credit borrowings. In our IPO, we received net proceeds of $134.3 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.2 million. See Notes 1, 7 and 8 to our audited consolidated financial statements for more information regarding these transactions. Our principal uses of cash in recent periods have been to fund operations and invest in capital expenditures.
We believe our existing cash will be sufficient to meet our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market acceptance of our product. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations and financial condition could be adversely affected.
SVB Credit Facility
In December 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, which comprised a $15.0 million line of credit, or the Revolver, and a $5.0 million incremental revolving line commitment, or the Incremental Revolver, and, together with the Revolver, the SVB Credit Facility.
In November 2019, we amended the SVB Credit Facility to increase the Revolver (including the exercise of the Incremental Revolver, as amended) to $40.0 million and amend, among others terms, levels for the minimum adjusted EBITDA and minimum liquidity covenants, the advance rate and the interest rate. The November 2019 amendment includes a “streamline period”, or Streamline Period, concept, which occurs when we maintain, for every consecutive day in the immediately preceding fiscal quarter, the sum of (i) unrestricted cash at SVB plus (ii) unused availability under the Revolver in an amount equal to or greater than $75.0 million (the Streamline Balance). Any Streamline Period terminates on the earlier of the occurrence of an event of default and failure to maintain the Streamline Balance. The minimum adjusted EBITDA and minimum liquidity covenants do not apply during any Streamline Period. As of December 31, 2019, we did not have any outstanding principal balance under the SVB Credit Facility.
In connection with the November 2019 amendment, the Revolver now has a floating interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate, which interest is payable monthly. The SVB Credit Facility matures on January 31, 2021 and is extendable to January 31, 2022 following the occurrence of a qualified public offering (as defined therein) completed December 17, 2019.
The SVB Credit Facility contains customary negative covenants that limit our ability to, or require mandatory prepayment in the event that we, among other things, incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, add new offices or business locations, make certain investments, pay dividends, transfer or dispose of certain assets, liquidate or dissolve and enter into various specified transactions. The SVB Credit Facility also contains affirmative covenants, including certain financial covenants such as minimum adjusted EBITDA and minimum liquidity covenants and financial reporting requirements. With limited exceptions, our obligations under the SVB Credit Facility are secured by all of our property other than intellectual property (which is subject to a negative pledge). As of December 31, 2019, we were in compliance with the covenants in the SVB Credit Facility.
The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2019	2018

	(in thousands)
Net cash (used in) operating activities	$(14,414)	$(17,238)
Net cash (used in) investing activities	(760)	(2,097)
Net cash provided by financing activities	124,294	37,248
Net increase in cash	$109,120	$17,913
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities.
Net cash used in operating activities during the year ended December 31, 2019 was $14.4 million, which resulted from a net loss of $46.8 million adjusted for non-cash charges of $37.9 million and net cash outflow of $5.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $25.3 million of stock-based compensation expense, $4.3 million of depreciation and intangible asset amortization expense, $4.8 million for amortization of deferred contract acquisition costs, which were primarily commissions, $2.2 million for bad debt expense and $1.1 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $8.2 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $2.8 million increase in gross accounts receivable, a $2.7 million increase in prepaid expenses and a $1.6 million decrease in operating lease liabilities. These outflows were offset by a $8.2 million increase in deferred revenue.
Net cash used in operating activities during the year ended December 31, 2018 was $17.2 million, which resulted from a net loss of $20.9 million adjusted for non-cash charges of $7.8 million and net cash outflow of $4.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $4.0 million of depreciation and intangible asset amortization expense and $2.8 million for amortization of deferred contract acquisition costs, which were primarily commissions. The net cash outflow from changes in operating assets and liabilities was the result of a $7.0 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $4.9 million increase in accounts receivable due to the growth of our business and a $1.2 million increase in prepaid expenses and other assets. These outflows were offset by a $7.2 million increase in deferred revenue and a $1.8 million net increase in accounts payable, accrued expenses and accrued wages and payroll due to growth in our business and higher headcount.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2019 was $0.8 million, which was primarily due to purchases of computer equipment and hardware.
Net cash used in investing activities for the year ended December 31, 2018 was $2.1 million, which was primarily due to leasehold improvements of our Chicago office.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2019 was $124.3 million, which was the result of $139.5 million of net proceeds from our IPO, offset by $9.9 million in payments related to the employee withholding taxes as a result of the net settlement of stock-based awards and $5.2 million in payments of deferred costs associated with our IPO.
Net cash provided by financing activities for the year ended December 31, 2018 was $37.2 million, which was primarily driven by the net proceeds of $40.3 million from the issuance of the Series D preferred stock, offset by net cash payments for borrowings on the line of credit of $3.0 million.
Contractual Obligations
The following table summarizes our non-cancellable contractual obligations as of December 31, 2019.

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
			(in thousands)
Operating lease obligations	$25,846	$3,474	$6,002	$6,262	$10,108
Other purchase obligations(1)	76,775	13,572	47,981	15,222	—
Total	$102,621	$17,046	$53,983	$21,484	$10,108
_________________

(1)	Consists of minimum guaranteed purchase commitments for data and services.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Recent Accounting Pronouncements
Refer to section titled “Recently Adopted Accounting Pronouncements” in Note 1 of the notes to our audited consolidated financial statements for more information.
Critical Accounting Policies and Estimates
Our audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these audited consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates.
We believe that of our significant accounting policies, which are described in Note 1 to our audited consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our audited consolidated financial condition and results of operations.
Revenue Recognition
We generate revenue from subscriptions to our social media management platform under a software-as-a-service model. Our subscriptions can range from monthly to one-year or multi-year arrangements and are generally non-cancellable during the contractual subscription term. Our customers do not have the right to take possession of the online software solution.
We adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018, utilizing the full retrospective method of adoption. As such, the consolidated financial statements present revenue in accordance with Topic 606 for the periods presented.
We commence revenue recognition when control of these products is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for such products.
We determine revenue recognition through the following steps:

•	identify the contract with a customer;

•	identify the performance obligations in a contract;

•	determination of the transaction price;

•	allocate the transaction price to the performance obligations identified in the contract; and

•	recognize revenue when (or as) performance obligations are satisfied.
We have determined that subscriptions for our online software products are a distinct performance obligation, because the online software product is fully functional once a customer has access. In addition, we sell additional professional services, which are considered a distinct performance obligation, as they are sold separately, and the customer can benefit from the services to make better use of the online product purchased. For contracts containing multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone selling price, or SSP, of the services provided to the customer. We determine the SSP based upon the prices at which we separately sell subscription and various professional services, and based on our overall pricing objectives, taking into consideration market conditions, the value of our contracts, the types of offerings sold, customer demographics and other factors.
Subscription revenue is recognized ratably over the contract terms beginning on the date our product is made available to customers, which typically begins on the commencement date of each contract. Our subscription service arrangements are generally non-cancellable during the contractual subscription term and do not provide for refunds of subscription fees. Professional services revenue is recognized at the time these services are provided to the customer and represent less than 1% of our revenue for the periods presented and is expected to be immaterial for the foreseeable future.
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts for subscription and professional services before transferring the related product or service to a customer. Deferred revenue is recognized to revenue over time as products and professional services are delivered. We generally invoice customers in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size.
As of December 31, 2019, including amounts already invoiced and amounts contracted but not yet invoiced, $42.1 million of revenue is expected to be recognized from remaining performance obligations, of which 91% is expected to be recognized in the next 12 months, with the remainder expected to be recognized the following year.
Deferred Sales Commissions
Sales force commissions are considered incremental costs of obtaining a contract with a customer. Sales commissions earned for initial contracts and for expansion of contracts with existing customers are deferred and amortized on a straight-line basis over a period of benefit of three years. We determined the three-year period by taking into consideration the products sold, expected customer life, expected contract renewals, technology life cycle and other factors.
Goodwill
Goodwill consists of the excess purchase price over the fair value of net assets acquired in purchase business combinations. We conduct a test for the impairment of goodwill on at least an annual basis as of October 1st or sooner if indicators of impairment arise. We first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. As part of the qualitative assessment, we evaluate factors including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance of its reporting units. While the most recent October 1st assessment indicated no impairment, assumptions used in the qualitative assessment are highly sensitive to changes.
If we conclude that it is more likely than not that a reporting unit is impaired or if we elect not to perform the optional qualitative assessment, a quantitative assessment is performed. For the quantitative assessment, the fair value of each reporting unit is compared with the carrying amounts of net assets, including goodwill, related to each reporting unit. We recognize an impairment charge for the amount, if any, by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit.
Stock-Based Compensation
We recognize compensation expense for equity awards based on the grant‐date fair value on a straight-line basis over the remaining requisite service period for the award.

Restricted Stock Units
At the end of 2015, we began issuing restricted stock units to certain of our employees. The general terms of the restricted stock units required both a service and performance condition to be satisfied prior to vesting. The service condition is satisfied upon the participant’s completion of a required period of continuous service from the vesting start date. The performance condition was satisfied upon the consummation of our IPO, which resulted in recognition of stock-based compensation expense in the fourth quarter of 2019 for awards that had vested prior to December 31, 2019. In 2019, we issued restricted stock units to certain employees that require a service condition to be satisfied prior to vesting, but that do not require a liquidity event condition to be satisfied prior to vesting.
Pursuant to his employment agreement, our President and CEO is eligible to receive awards of fully vested restricted stock units with respect to shares of our Class B common stock under our Class B Plan, covering up to 1.0% of our fully diluted common equity determined as of the date of our IPO, or 483,663 shares, following the consummation of our IPO, depending on the valuation of the Company in connection with our IPO and the achievement of market capitalization thresholds thereafter, which we refer to as the Howard IPO Award. The initial grant under the Howard IPO Award was based on the valuation of the Company (calculated based on the closing price of the Company’s Class A common stock on its first trading day on The Nasdaq Capital Market on December 13, 2019) and calculated as follows: (i) a valuation between $750,000,000 and $999,999,999, would result in an initial grant under the Howard IPO Award equal to 0.5% of our outstanding fully diluted common equity; (ii) a valuation at least $1,000,000,000 but less than $2,000,000,000, would result in an initial grant under the Howard IPO Award equal to 0.75% of our fully diluted common equity; and (iii) a valuation at least $2,000,000,000, would result in an initial grant under the Howard IPO Award equal to 1.0% of our outstanding fully diluted common equity. No initial grant under the Howard IPO Award would be made as a result of our IPO if the valuation of the Company calculated as described above was below $750,000,000. The initial Howard IPO Award resulted in a grant equal to 0.5% of our fully diluted common equity, or 241,831 shares on December 17, 2019. The initial Howard IPO Award had not yet settled as of December 31, 2019.
If during the twenty-four month period immediately following the effectiveness of our IPO, the Company achieves a “market cap threshold” (calculated based on the 30-day average of the product of the closing price per share of our Class A common stock on a trading day and the number of shares outstanding on such trading day using the treasury stock method) of $1,000,000,000 or greater, Mr. Howard is eligible to receive RSU awards under our Class B Plan equal to: (i) 0.25% of our fully diluted common equity as of the date of our IPO, or 120,916 shares, upon the Company’s achievement of a market cap threshold of $1,000,000,000; and (ii) 0.25% of our fully diluted common equity as of the date of our IPO, or 120,916 shares, upon the Company’s achievement of a market cap threshold of $2,000,000,000, in each case, to the extent the applicable market cap threshold value was not previously achieved in connection with any previous grant made under the Howard IPO Award, and subject to Mr. Howard’s continued service to the Company through each applicable award date. All such RSUs granted pursuant to the Howard IPO Award will be fully vested and the maximum number of Class B common stock issuable upon settlement of such RSUs will not exceed 1.0% of our fully diluted common equity (as described above).
In connection with RSUs granted to Mr. Howard pursuant to the Howard IPO Award that immediately vested in December 2019, we recognized $4.1 million of stock-based compensation expense in the fourth quarter of 2019. We anticipate recognizing additional compensation expense for similar grants upon the achievement of certain company valuation and market capitalization thresholds (as described above). Because the maximum company valuation was not achieved at the end of the first trading day of our Class A common stock following our IPO, Mr. Howard will remain eligible to receive additional grants up to the maximum award contemplated by the Howard IPO Award if certain market capitalization thresholds are achieved during the first twenty-four months following the completion of our IPO (as described above). We expect that the remaining compensation expense to be recognized in connection with the Howard IPO Award will be $2.0 million.

Common Stock Valuations
Prior to the consummation of our IPO our common stock was not publicly traded. As such, we were required to estimate the fair value of our common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock as awards were approved, including utilizing third‐party valuations to assist with the determination of the estimated fair‐market value and common stock price. Given the absence of a public trading market for our common stock, the valuations of common stock were determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock, including the following factors:

•	contemporaneous valuations performed by independent third-party specialists;

•	the prices, rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;

•	the prices of common or preferred stock sold to third-party investors by us and in secondary transactions or repurchased by us in arms-length transactions;

•	lack of marketability of our common stock;

•	our actual operating and financial performance;

•	current business conditions and projections;

•	our stage of development;

•	likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions;

•	the market performance of comparable publicly traded companies; and

•	the U.S. and global capital market conditions.
In valuing our common stock, our board of directors determined the equity value of our business using various valuation methods including combinations of income and market approaches with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows were discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and adjusted to reflect the risks inherent in our cash flows.
For each valuation, the equity value determined by the income and market approaches was then allocated to the common stock. The Option Pricing Method was selected as the principal equity allocation method. When we had completed or were expecting to complete a preferred equity financing, the terms and pricing of the financing round were included in the analysis used to estimate our value and the value of our common stock.
Application of these approaches involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions affect our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

For valuations after the completion of the IPO, our board of directors will determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.
JOBS Act Accounting Election
We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that have not made this election. While we have elected to use this extended transition period, to date we have not delayed the adoption of any applicable accounting standards.

Item 7A. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash totaling $135.3 million as of December 31, 2019, all of which was invested in money market accounts. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We did not have any outstanding debt under our $40.0 million revolving credit line as of December 31, 2019. The line of credit carries a variable interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate and is available through January 31, 2021. See “—Liquidity and Capital Resources—SVB Credit Facility.”
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in Canadian dollars. Sales denominated in Canadian dollars reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Decreases in the relative value of the U.S. dollar to the Canadian dollar may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate ten percent increase or decrease in the relative value of the U.S. dollar to the Canadian dollars would have a material effect on operating results.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 8. Financial Statements and Supplementary Data

Sprout Social, Inc.
Consolidated Financial Statements
As of December 31, 2019 and 2018 and for the Years Ended December 31, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sprout Social, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sprout Social, Inc. and its subsidiaries, (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ (deficit)/equity, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2020
We have served as the Company’s auditor since 2018.

Sprout Social, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$135,310	$26,190
Accounts receivable, net of allowances of $706 and $374 at December 31, 2019 and 2018, respectively	11,099	10,551
Deferred commissions	5,574	3,634
Prepaid expenses and other assets	5,050	2,507
Total current assets	157,033	42,882
Property and equipment, net	13,529	15,524
Deferred commissions, net of current portion	5,505	4,087
Operating lease, right-of-use asset	5,618	—
Goodwill	2,299	2,299
Intangible assets, net	5,482	7,014
Other assets, net	125	39
Total assets	$189,591	$71,845
Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$2,049	$1,784
Deferred revenue	29,566	21,150
Operating lease liability	2,331	—
Accrued wages and payroll related benefits	4,053	3,735
Accrued expenses and other	5,057	4,402
Total current liabilities	43,056	31,071
Deferred rent, net of current portion	—	14,651
Deferred revenue, net of current portion	209	390
Operating lease liability, net of current portion	18,196	—
Total liabilities	61,461	46,112
Commitments and contingencies (Note 10)
Stockholders’ (deficit)/equity
Series A convertible preferred stock, $0.0001 par value, 2,690,403 shares authorized; 2,690,403 issued and outstanding at December 31, 2018	—	448
Series A-1 convertible preferred stock, $0.0001 par value, 1,600,000 shares authorized; 1,600,000 issued and outstanding at December 31, 2018	—	800
Series B convertible preferred stock, $0.0001 par value, 6,108,000 shares authorized; 6,108,000 issued and outstanding at December 31, 2018	—	9,961
Series B-1 convertible preferred stock, $0.0001 par value, 2,492,570 shares authorized; 2,449,700 issued and outstanding at December 31, 2018	—	9,663

Sprout Social, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

Series C convertible preferred stock, $0.0001 par value, 6,989,863 shares authorized; 6,989,863 issued and outstanding at December 31, 2018	—	41,799
Series D convertible preferred stock, $0.0001 par value, 2,176,297 shares authorized; 2,176,297 issued and outstanding at December 31, 2018	—	40,305
Preferred stock, $0.0001 par value, 10,000,000 shares authorized at December 31, 2019; no shares issued and outstanding at December 31, 2019	—	—
Class A Common stock, $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2019; 41,714,870 and 39,041,065 issued and outstanding at December 31, 2019, respectively	4	—
Class B Common stock, $0.0001 par value, 25,000,000 shares authorized at December 31, 2019; 9,803,933 issued and outstanding at December 31, 2019	1	—
Common stock, $0.0001 par value, 46,000,000 shares authorized at December 31, 2018; 18,652,960 and 16,679,109 issued and outstanding at December 31, 2018, respectively	—	1
Additional paid-in capital	263,943	1,844
Treasury stock, at cost	(20,430)	(10,507)
Accumulated deficit	(115,388)	(68,581)
Total stockholders’ equity	128,130	25,733
Total liabilities and stockholders’ equity	$189,591	$71,845
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue
Subscription	$102,243	$78,392	$44,685
Professional services and other	464	421	130
Total revenue	102,707	78,813	44,815
Cost of revenue
Subscription	27,862	20,726	9,964
Professional services and other	292	268	31
Total cost of revenue	28,154	20,994	9,995
Gross profit	74,553	57,819	34,820
Operating expenses
Research and development	28,059	25,426	16,664
Sales and marketing	55,584	35,980	25,165
General and administrative	38,178	17,185	14,994
Total operating expenses	121,821	78,591	56,823
Loss from operations	(47,268)	(20,772)	(22,003)
Interest expense	(270)	(617)	(24)
Interest income	307	35	117
Other income	490	442	—
Loss before income taxes	(46,741)	(20,912)	(21,910)
Income tax expense	66	22	—
Net loss and comprehensive loss	$(46,807)	$(20,934)	$(21,910)
Net loss per share attributable to common shareholders, basic and diluted	$(2.54)	$(1.26)	$(1.34)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	18,438,695	16,593,258	16,400,767
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit)/Equity
(in thousands, except share data)

	Series A, A-1, B, B-1 and C Convertible Redeemable Preferred Stock		Voting Common Stock		Additional Paid-in Capital	Series A, A-1, B, B-1, C and D Convertible Preferred Stock (in equity)		Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit)/Equity
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount
Balances at December 31, 2016	19,837,966	$62,671	16,371,202	$1	$1,068	—	$—	1,973,851	$(10,507)	$(25,736)	$(35,174)
Exercise of stock options			133,151	—	144					(1)	143
Stock-based compensation expense					473						473
Net loss										(21,910)	(21,910)
Balances at December 31, 2017	19,837,966	62,671	16,504,353	1	1,685	—	—	1,973,851	(10,507)	(47,647)	(56,468)
Exercise of stock options			174,756	—	106						106
Stock-based compensation expense					53						53
Reclassification of convertible preferred stock	(19,837,966)	(62,671)				19,837,966	62,671				62,671
Issuance of Series D convertible preferred stock						2,176,297	40,305				40,305
Net loss										(20,934)	(20,934)
Balances at December 31, 2018	—	—	16,679,109	1	1,844	22,014,263	102,976	1,973,851	(10,507)	(68,581)	25,733
Exercise of stock options			163,962	—	92						92
Stock-based compensation expense					25,333						25,333
Net issuance of common stock from settlement of equity awards			1,164,134	—				699,954	(9,923)		(9,923)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance cost			8,823,530	2	133,700						133,702
Conversion of convertible preferred stock to common stock in connection with initial public offering			22,014,263	2	102,974	(22,014,263)	(102,976)				—
Net loss										(46,807)	(46,807)
Balances at December 31, 2019	—	$—	48,844,998	$5	$263,943	—	$—	2,673,805	$(20,430)	$(115,388)	$128,130
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(46,807)	$(20,934)	$(21,910)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation of property and equipment	2,736	2,441	1,233
Amortization of line of credit issuance costs	194	128	11
Amortization of acquired intangible assets	1,532	1,545	121
Amortization of deferred commissions	4,812	2,795	1,358
Amortization of right-of-use operating lease asset	1,056	—	—
Stock-based compensation expense	25,333	53	473
Provision for accounts receivable allowances	2,208	793	86
Changes in operating assets and liabilities
Accounts receivable	(2,756)	(4,940)	(2,514)
Prepaid expenses and other current assets	(2,657)	(1,242)	(599)
Deferred commissions	(8,170)	(6,964)	(3,063)
Accounts payable and accrued expenses	1,430	1,761	3,875
Deferred revenue	8,235	7,162	5,404
Lease liabilities	(1,560)	—	—
Deferred rent	—	164	1,180
Net cash (used in) operating activities	(14,414)	(17,238)	(14,345)
Cash flows from investing activities
Purchases of property and equipment	(760)	(2,097)	(673)
Acquisition of businesses, net of cash acquired	—	—	(11,843)
Net cash (used in) investing activities	(760)	(2,097)	(12,516)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	139,500	—	—
Proceeds from line of credit	—	11,000	3,000
Repayments of line of credit	—	(14,000)	—
Proceeds from issuance of convertible preferred stock	—	40,305	—
Payments for line of credit issuance costs	(148)	(163)	(116)
Proceeds from exercise of stock options	92	106	143
Employee taxes paid related to the net share settlement of stock-based awards	(9,923)	—	—
Payments of deferred offering costs	(5,227)	—	—
Net cash provided by financing activities	124,294	37,248	3,027
Net increase (decrease) in cash and cash equivalents	109,120	17,913	(23,834)
Cash and cash equivalents
Beginning of year	26,190	8,277	32,111
End of year	$135,310	$26,190	$8,277
Supplemental cash flow information
Cash paid for interest	$76	$489	$81

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Cash paid for income taxes	$22	$—	$—

Supplemental disclosure of noncash investing and financing activities
Property and equipment acquired under lease incentives	$—	$927	$5,394
Deferred offering costs, accrued but not yet paid	$573	$0	$0
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Sprout Social, Inc. (“Sprout Social” or the “Company”), a Delaware corporation, began operating on April 21, 2010 to design, develop and operate a web-based comprehensive social media management tool enabling companies to manage and measure their online presence. Customers access their accounts online via a web-based interface or a mobile application. Some customers also purchase the Company’s professional services, which primarily consist of consulting and training services. The Company’s fiscal year end is December 31. The Company’s customers are primarily located throughout the United States, and a portion of customers are located in foreign countries. The Company is headquartered in Chicago, Illinois.
Initial Public Offering
On December 17, 2019, the Company completed its initial public offering or “IPO” in which it issued and sold 8,823,530 shares of Class A common stock at a price to the public of $17.00 per share. The shares sold and issued in the IPO resulted in an aggregate gross offering price of $150.0 million. The Company received net proceeds of $134.3 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.2 million. Immediately prior to the closing of the IPO, all shares of outstanding convertible preferred stock automatically converted into an aggregate of 22,014,263 shares of Class A common stock. In addition, the Company authorized 1,000,000,000 Class A common shares, 25,000,000 Class B common shares and 10,000,000 shares of preferred stock for future issuance.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates and judgments are those related to the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for doubtful accounts, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others.
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM

Sprout Social, Inc.
Notes to Consolidated Financial Statements

evaluates financial information on a consolidated basis. As the Company operates as one operating segment, all required segment financial information is found in the consolidated financial statements.
Fair Value of Financial Instruments
The Company has the following financial instruments: cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short-term nature.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Interest earned on cash and cash equivalents is recorded as interest income in the consolidated statement of operations.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable primarily consist of amounts billed and currently due from customers, net of an allowance for doubtful accounts. Subscription fees billed in advance of the related subscription term represent contract liabilities and are presented as accounts receivable and deferred revenues upon establishment of an unconditional right to payment under non-cancellable contracts. Our typical payment terms provide for customer payment within 30 days of the date of the contract.
Accounts receivable are subject to collection risk. The Company performs evaluations of its customers’ financial positions and generally extends credit on account, without collateral. The Company determines the need for an allowance for doubtful accounts based upon various factors, including past collection experience, credit quality of the customer, age of the receivable balance and current economic conditions.
If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Amounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Bad debt expense was $2.2 million, $0.8 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The allowance for doubtful accounts was $0.7 million and $0.4 million as of December 31, 2019 and 2018, respectively. The activity related to the allowance for doubtful accounts for the year ended December 31, 2019 was as follows (in thousands):

Balance at December 31, 2018	$374
Additions	1,920
Write-offs, net of recoveries	(1,588)
Balance at December 31, 2019	$706
The activity related to the allowance for doubtful accounts for the years ended December 31, 2018 and 2017 was immaterial.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company maintains cash balances that may exceed the

Sprout Social, Inc.
Notes to Consolidated Financial Statements

insured limits by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash.
The Company has credit risk regarding trade accounts receivable as the Company generally does not require collateral. Allowances are maintained for potential credit losses. As of December 31, 2019 and 2018, there were no individual customers that accounted for more than 10% of the Company’s total revenue or net accounts receivable.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computer equipment and hardware	3-5 years
Furniture and fixtures	3-7 years
Leasehold improvements	Lesser of useful life or remaining lease term
Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are written off, and any resulting gain or loss is credited or charged to income.
Goodwill
Goodwill consists of the excess purchase price over the fair value of net assets acquired in purchase business combinations. The Company conducts a test for the impairment of goodwill on at least an annual basis as of October 1st or sooner if indicators of impairment arise. The Company first assesses qualitative factors to determine whether it is more likely than not that goodwill is impaired. As part of the qualitative assessment, the Company evaluates factors including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance of its reporting unit.
If the Company concludes that it is more-likely-than-not that its single reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed. For the quantitative assessment, the fair value of the Company’s reporting unit is compared with the carrying amount of net assets, including goodwill, related to the reporting unit. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit. The Company recorded no impairment loss during the years ended December 31, 2019 and 2018.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, which includes property and equipment and intangible assets, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the anticipated future undiscounted cash flows that the asset is expected to generate. If that comparison indicates that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company recorded no impairment loss during the years ended December 31, 2019 and 2018.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Revenue Recognition
The Company generates revenues from subscriptions to the Company’s web-based social media management platform under a software-as-a-service model. Our subscriptions can range from monthly to one-year or multi-year arrangements and are generally non-cancellable. The Company’s customers do not have the right to take possession of the online software solution.
The Company commences revenue recognition when control of these products is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for such products.
The Company determines revenue recognition through the following steps:

•	identify the contract with a customer;

•	identify the performance obligations in a contract;

•	determination of the transaction price;

•	allocate the transaction price to the performance obligations identified in the contract; and

•	recognize revenue when (or as) performance obligations are satisfied.
Identify the contract with a customer
A customer contract is generally identified when the Company and a customer have executed an agreement or online acceptance that requires the Company to grant access to its online software products and provide professional services in exchange for consideration from the customer.
Identify the performance obligations in a contract
A performance obligation is a promise to provide a distinct service or a series of distinct services. A service that is promised to a customer is distinct if the customer can benefit from the service either on its own or together with other readily available resources, and a company’s promise to transfer the service to the customer is separately identifiable from other promises in the contract.
The Company has determined that subscriptions for its online software products are a distinct performance obligation, because no implementation work is required and the online software product is fully functional once a customer has access.
In addition, the Company sells professional services consisting of, but not limited to, implementation fees, specialized training, one-time reporting services and recurring periodic reporting services. Professional services are distinct, as they are sold separately, and the customer can benefit from the services to make better use of the online product purchased.
Determination of the transaction price
The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The Company estimates any variable consideration it will be entitled at contract inception and will reassess as circumstances change, when determining the transaction price. The transaction price for subscription and professional services is generally fixed at contract inception; therefore, the Company’s contracts do not contain a significant amount of variable consideration. As a result, the amount of revenue recognized in the periods presented

Sprout Social, Inc.
Notes to Consolidated Financial Statements

from performance obligations satisfied (or partially satisfied) in previous periods due to changes in the transaction price was not material.
Allocate the transaction price to the performance obligations identified in the contract
If the contract contains a single performance obligation, the Company allocates the entire transaction price to the single performance obligation. For contracts containing multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone selling price (“SSP”) of the services provided to the customer. The Company determines the SSP based upon the prices at which the Company separately sells subscription and various professional services, and based on the Company’s overall pricing objectives, taking into consideration market conditions, value of the Company’s contracts, the types of offerings sold, customer demographics and other factors.
Recognize revenue when (or as) performance obligations are satisfied
Subscription revenues are recognized ratably over the contract terms beginning on the date the Company’s service is made available to customers, which typically begins on the commencement date of each contract as no implementation work is required. The Company’s customers do not have the right to take possession of the online software solution. The Company’s subscription service arrangements are generally non-cancellable and do not provide for refund of subscription fees.
Professional services are typically provided for a fixed fee, and revenues are recognized over time for these contracts as services are provided to the customer. Professional services revenue represents less than 1% of revenue for the periods presented.
Sales Commissions
Sales force commissions are considered incremental costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts with new customers and for expansion of contracts with existing customers. No commissions are paid on customer renewals. Sales commissions are deferred and amortized on a straight-line basis over a period of benefit of three years, as determined by the Company. The Company determined the three-year period by taking into consideration the products sold, expected customer life, expected contract renewals, technology life cycle and other factors. Amortization expense is included as a component of sales and marketing expense. Deferred commissions during the year ended December 31, 2019 increased $3.3 million as a result of deferring incremental costs of obtaining contracts with customers of $8.1 million, which was offset by $4.8 million of amortization. Deferred commissions during the year ended December 31, 2018 increased $4.2 million as a result of deferring incremental costs of obtaining contracts with customers of $7.0 million, which was offset by $2.8 million of amortization. The Company periodically reviews the deferred sales commissions for impairment and noted no impairment loss for the years ended December 31, 2019 and 2018.
Cost of Revenues
Cost of revenues primarily consist of expenses related to hosting the Company’s service and providing support to customers, depreciation associated with computers and hardware and amortization expense related to acquired developed technologies. These expenses are comprised of hosted data center global costs, fees paid to third-party data providers and personnel-related costs directly associated with cloud infrastructure and customer support, including salaries, benefits, bonuses and allocated overhead. Overhead associated with facilities and information technology is allocated to cost of revenue and operating expenses based on headcount.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Advertising Costs
Advertising costs primarily include online advertising on search engines. Advertising costs are expensed as incurred and included as a component of sales and marketing expenses. The Company incurred approximately $2.4 million, $1.5 million and $4.6 million in advertising costs during the years ended December 31, 2019, 2018 and 2017, respectively.
Research and Development Costs
Costs incurred in research and development are expensed as incurred and consist primarily of payroll, employee benefits, allocated overhead and other expenses associated with product development.
Stock-Based Compensation
The Company recognizes compensation expense for equity awards based on the grant‐date fair value over the remaining requisite service period for the award. For awards subject to graded vesting, the compensation expense recognized is at least equal to the vested portion of the award. The Company uses the Black‐Scholes option pricing model to measure the fair value of the option awards. The Company sets the exercise price at the estimated fair‐market value at the date of the grant. Management utilized third‐party valuations to assist with the determination of the Company’s estimated fair‐market value and common stock price prior to completion of its IPO on December 17, 2019. The exercise price affects the fair value of the option award in the Black‐Scholes option pricing model. The grant-date fair value of RSUs that contain a market condition is determined using a Monte Carlo valuation model. The Company recognizes forfeitures as they occur.
Leases
The Company determines if an arrangement is a lease at inception, and all significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use, or ROU, assets and operating lease liabilities are recognized at commencement based on the present value of fixed payments not yet paid over the remaining lease term. ROU assets also include any initial indirect costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. For short-term leases of 12 months or less, no ROU asset or lease liability is recorded. The Company records rent expense in its condensed consolidated statement of operations and comprehensive loss on a straight-line basis over the term of the lease and records variable lease payments as incurred. Additionally, the Company has elected to combine lease and non-lease components and account for them as a single component. ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent its obligations to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise the option. The Company uses its incremental borrowing rate in determining the lease liabilities, as its leases generally do not provide an implicit rate. The incremental borrowing rate is an estimate of the collateralized borrowing rate the Company would incur on future lease payments over a similar term based on the information available at the commencement date. The Company does not have any finance leases.
Commitments and Contingencies
The Company evaluates all pending or threatened commitments and contingencies, if any, that are reasonably likely to have a material effect on its operations or financial position. The Company assesses the probability of an adverse outcome and records a provision for a liability when management believes that it is probable that a liability has been incurred and the amount can be reasonably estimated.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that these assets are believed to be more likely than not to be realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations.
Tax benefits for uncertain tax positions are based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, a tax benefit must be at least more-likely-than-not of being sustained based on technical merits. The benefit for positions meeting the recognition threshold is measured as the largest benefit more-likely-than-not of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of provision for income taxes. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets, as applicable.
The Company files income tax returns in the U.S. federal jurisdiction, Illinois and other state jurisdictions. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.
Deferred Offering Costs
Deferred offering costs of $5.8 million, primarily consisting of certain legal, accounting and other third-party fees that were directly associated with the IPO, were recorded in stockholders’ equity as a reduction of additional paid-in capital generated upon closing of the IPO on December 17, 2019.
Net Loss per Share
The Company calculates basic net loss per share by dividing net loss attributable to common shareholders by the weighted-average number of the Company’s common stock shares outstanding during the respective period. Net loss attributable to common shareholders is net loss minus convertible preferred stock dividends declared, of which there were none during the periods presented.
The Company calculates diluted net loss per share using the treasury stock and if-converted methods, which consider the potential impacts of outstanding stock options, RSUs, warrants and convertible preferred stock. Under these methods, the numerator and denominator of the net loss per share calculation are adjusted for these securities if the impact of doing so increases net loss per share. During the periods presented, the impact is to decrease net loss per share and therefore the Company is precluded from adjusting its calculation for these securities. As a result, diluted net loss per share is calculating using the same formula as basic net loss per share.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016 02”), including subsequent amendments. ASU 2016-02 requires lessees to record a ROU asset and lease liability for almost all leases. This ASU does not substantially impact lessor accounting. The Company adopted the standard on January 1, 2019 using a modified retrospective approach of applying the new standard at the adoption date. Under this approach, the Company will continue to report comparative periods presented in the period of adoption under ASC 840. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which does not require it to reassess 1) whether any expired or existing contracts contain leases, 2) the lease classification of any expired or existing leases or 3) any initial direct costs for any existing leases. Adoption of this standard resulted in recognition of ROU assets of $6.7 million, short-term lease liabilities of $1.8 million, long-term lease liabilities of $20.3 million, a decrease in accrued expenses and other of $0.7 million and a decrease in deferred rent, net of current portion of $14.7 million, with no impact on retained earnings as of January 1, 2019. The adoption of the standard is not expected to have a significant impact on the Company’s condensed consolidated statement of operations. See Note 5 for further details.

2.	Revenue Recognition
Disaggregation of Revenue
The Company provides disaggregation of revenue based on geographic region in Note 11 and based on the subscription versus professional services and other classification on the consolidated statements of operations and comprehensive loss, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts for subscription and professional services described above and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size.
Deferred revenue during the year ended December 31, 2019, increased $8.3 million as a result of $111.0 million of additional invoicing which was offset by $102.7 million of revenue recognized during the same period. Deferred revenue during the year ended December 31, 2018, increased $7.2 million as a result of $86.0 million of additional invoicing which was offset by $78.8 million of revenue recognized during the same period. The amount of revenue recognized during the years ended December 31, 2019 and 2018 that was included in deferred revenue at the beginning of each period was $20.9 million and $14.1 million, respectively.
As of December 31, 2019, including amounts already invoiced and amounts contracted but not yet invoiced, $42.1 million of revenue is expected to be recognized from remaining performance obligations, of which 91% is expected to be recognized in the next 12 months, with the remainder expected to be recognized the following year.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

3.	Property and Equipment
As of the dates specified below, property and equipment consisted of the following (in thousands):

	As of December 31,
	2019	2018
Leasehold improvements	$15,075	$15,045
Furniture and fixtures	3,630	3,498
Computer equipment and hardware	1,926	1,590
Total property and equipment	20,631	20,133
Less: Accumulated depreciation	(7,102)	(4,609)
Total property and equipment, net	$13,529	$15,524
The Company recognized depreciation expense on property and equipment of $2.7 million, $2.4 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

4.	Intangible Assets
As of the dates specified below, intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2019	2018
Customer relationships	$7,300	$7,300
Trademark	120	120
Technology platform	1,150	1,150
Noncompetition agreement	110	110
	8,680	8,680
Less: Accumulated amortization
Customer relationships	(2,169)	(1,126)
Trademark	(120)	(65)
Technology platform	(799)	(415)
Noncompetition agreement	(110)	(60)
	(3,198)	(1,666)
Intangible assets, net	$5,482	$7,014

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Amortization of intangible assets totaled $1.5 million for each of the years ended December 31, 2019 and 2018 and $0.1 million for 2017. The expected future amortization of intangible assets as of December 31, 2019 is summarized as follows (in thousands):

Years Ending December 31,	Amortization Expense
2020	$1,394
2021	1,043
2022	1,043
2023	1,043
2024	959
$5,482
Intangible assets are all amortizable and have weighted-average amortization periods as follows:

Intangible assets	Years
Customer relationships	7
Trademark	2
Technology platform	3
Noncompetition agreement	2

5.	Operating Leases
The Company entered into operating lease agreements for offices in Chicago, Illinois, San Francisco, California, and Seattle, Washington. The operating leases require escalating monthly rental payments ranging from $17,000 to $280,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Chicago and Seattle leases expire in January 2028 and July 2020, respectively. The San Francisco lease expired in June 2019. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
On January 21, 2020, the Company entered into a new lease agreement for an office in Seattle, Washington with an expected total future commitment of $10.0 million, expected lease commencement date in August 2020 and is expected to expire in December 2030.
The following table provides a summary of operating lease assets and liabilities as of December 31, 2019 (in thousands):

Assets
Operating lease right-of-use assets	$5,618
Liabilities
Operating lease liabilities	2,331
Operating lease liabilities, non-current	18,196
Total operating lease liabilities	$20,527

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Operating lease expense for the year ended December 31, 2019 was $2.3 million. Variable lease costs for the year ended December 31, 2019 was $2.8 million. Rent expense recorded under ASC 840 for the year ended December 31, 2018 and 2017 was $4.7 million and $2.2 million, respectively. Cash payments related to operating leases for the year ended December 31, 2019 were $5.6 million. The Company recognized $0.5 million and $0.4 million of sublease rental income in other income on the consolidated statement of operations in 2019 and 2018, respectively. There was no sublease rental income recognized in 2017.
As of December 31, 2019, the weighted-average remaining lease term is 7.9 years and the weighted-average discount rate is 6.0%.
Remaining maturities of operating lease liabilities as of December 31, 2019 are as follows (in thousands):

Years ending December 31,
2020	$3,474
2021	2,969
2022	3,033
2023	3,097
2024	3,165
Thereafter	10,108
Total future minimum lease payments	$25,846
Less: imputed interest	$(5,319)
Total operating lease liabilities	$20,527
Future minimum lease payments under ASC 840 for non-cancellable operating leases as of December 31, 2018 was as follows (in thousands):

Years ending December 31,
2019	$2,889
2020	3,474
2021	2,969
2022	3,033
2023	3,097
Thereafter	13,424
Total future minimum lease payments	$28,886

6.	Income Taxes
The Company elected to account for Global Intangible Low–Taxed Income (“GILTI”) as a current-period expense when incurred. Therefore, the Company has not recorded deferred taxes for basis differences expected to reverse in the future periods.
There has historically been no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. In 2019 and 2018, the Company recognized an immaterial provision related to foreign income taxes.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Domestic	$(45,106)	$(20,748)
Foreign	(1,635)	(164)
Loss before income taxes	$(46,741)	$(20,912)
A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2019		2018
	Amount	Tax Rate	Amount	Tax Rate
Federal statutory income tax	$(9,801)	21.00%	$(4,414)	21.00%
State income tax, net of federal tax benefit	(1,577)	3.38	(618)	2.94
Foreign tax	(25)	0.05	22	(0.10)
Other	328	(0.72)	253	(1.20)
Valuation allowance net of deferred tax assets	12,989	(27.83)	4,247	(20.21)
Stock-based compensation	(1,267)	2.71	11	(0.05)
Return to provision	(581)	1.25	(45)	0.21
Change of rate	—	—	566	(2.69)
Effective income tax rate	$66	(0.2)%	$22	(0.1)%

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31, 2019 and 2018 are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$30,285	$17,228
Operating lease liability	4,915	—
Deferred rent	—	3,940
Other	1,522	678
Total deferred tax assets	36,722	21,846
Deferred tax liabilities
Depreciation and amortization	(3,598)	(4,193)
Deferred commissions and bonus	(2,652)	(1,848)
Operating lease right-of-use asset	(1,345)	—
Other	(847)	(514)
Total deferred tax liabilities	(8,442)	(6,555)
Less: Valuation allowance	(28,280)	(15,291)
Net deferred tax asset (liability)	$—	$—
Due to the Company’s history of net losses and the difficulty in predicting future results, the Company believes that it cannot rely on projections of future taxable income to realize the deferred tax assets. Accordingly, it has established a full valuation allowance against its net deferred tax assets. Significant management judgment is required in determining the Company’s deferred tax assets and liabilities and valuation allowances for purposes of assessing its ability to realize any future benefit from its net deferred tax assets. The Company intends to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, the Company’s valuation allowance. The increase in the valuation allowance for deferred tax assets was approximately $13.0 million for the year ended December 31, 2019.
The Company has total net operating loss carryforwards for federal income tax purposes of approximately $25.9 million as of December 31, 2019, which begin to expire in 2031. The Company has total net operating loss carryforwards for U.S. state income tax purposes of approximately $4.4 million as of December 31, 2019, which begin to expire in 2031. The operating loss carryforwards may be limited due to a change in control in the Company’s ownership as defined by the Internal Revenue Code Sections 382. Any future changes in the Company’s ownership may limit the use of such carryforward benefits. The Company’s effective income tax rates for the periods presented differ from the statutory rate of 25% due primarily to the impact of the tax reform and the change in the deferred tax asset valuation allowance.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to its operating loss carryforwards, the U.S. federal statute of limitations remains open for tax year 2010 and onward and the Company continues to be subject to examination by the Internal Revenue Service for tax years 2010 and later. The resolutions of any examinations are not expected to be

Sprout Social, Inc.
Notes to Consolidated Financial Statements

material to these financial statements. As of December 31, 2019 and 2018, there are no penalties or accrued interest recorded in the consolidated financial statements. The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon its evaluation of the facts, circumstances and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized. The Company had no uncertain tax positions during the years ended December 31, 2019 and 2018.
The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended December 31, 2019 and 2018, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.
The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries. Unremitted earnings of foreign subsidiaries were immaterial at December 31, 2019.

7.	Revolving Line of Credit
On December 1, 2017, the Company entered into a Loan and Security Agreement (the “Agreement”) with a financial institution, which was amended on February 26, 2018, July 26, 2018, January 31, 2019, November 26, 2019 and February 5, 2020. The Agreement includes a revolving line of credit facility under which the Company may borrow up to $40.0 million as of December 31, 2019. The revolving line of credit facility has a maturity date of January 31, 2021, extendable to January 31, 2022 following the completion of the IPO. Borrowings under the Agreement are collateralized by substantially all assets of the Company. There was no outstanding balance under the Agreement as of December 31, 2019 and 2018. The Agreement contains customary affirmative and negative covenants.
The November 2019 amendment includes a “streamline period”, or Streamline Period, concept, which occurs when the Company maintains, for every consecutive day in the immediately preceding fiscal quarter, the sum of (i) unrestricted cash plus (ii) unused availability under the revolving line of credit in an amount equal to or greater than $75.0 million (the “Streamline Balance”). Any Streamline Period terminates on the earlier of the occurrence of an event of default and failure to maintain the Streamline Balance. Interest on borrowings accrues at an interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate.
The Company is contingently liable under two standby letters of credit which are required as security for the Company’s current office leases (Note 5). The agreements allow for the Company to elect to secure the letters of credit with restricted cash or by reducing the revolving credit facility borrowing capacity. At December 31, 2019 and 2018, the Company elected to reduce the revolving credit facility borrowing capacity by $3.2 million as security for future lease payments. On January 22, 2020, the Company entered into a third standby letter of credit for the Company’s office leases and further reduced the revolving credit facility borrowing capacity by $0.8 million.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

8.	Convertible Preferred Stock and Stockholders’ Equity
Common Stock
As of December 31, 2019, the Company has authorized 1,000,000,000 shares of Class A common stock with a par value of $0.0001 per share and 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Each holder of Class A and Class B common stock shall be entitled to one and ten votes, respectively, for each share held as of the record date and shall be entitled to receive dividends, when, as and if declared by the Board of Directors. Each share of Class B common stock is convertible into one share of Class A common stock at any time and will convert automatically upon certain transfers and upon the earlier of (i) the first date on which the voting power of all then outstanding shares of Class B common stock represents less than 10% of the combined voting power of all then outstanding shares of Class A common stock and Class B common stock, (ii) the date that is seven (7) years from the closing of the IPO on December 17, 2019 and (iii) the date specified by a vote of the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class. Following such conversion, each share of Class A common stock will have one vote per share and the rights of the holders of all outstanding shares of common stock will be identical. The total Class A and Class B common stock outstanding as of December 31, 2019 is 39,041,065 and 9,803,933 shares, respectively.
Convertible Preferred Stock
As of December 31, 2018, the Company had the following preferred stock outstanding (in thousands, except share and per share data):

	As of December 31, 2018
Series	Issue Date	Shares Authorized	Shares Issued and Outstanding	Carrying Amount	Aggregate Liquidation Preference	Issuance Price Per Share
Series A convertible preferred stock (“Series A”)	April and June 2010	2,690,403	2,690,403	$448	$448	$0.1667
Series A-1 convertible preferred stock (“Series A-1”)	October 2010	1,600,000	1,600,000	800	800	0.5000
Series B convertible preferred stock (“Series B”)	February 2011	6,108,000	6,108,000	9,961	9,999	1.6370
Series B-1 convertible preferred stock (“Series B-1”)	June 2014	2,492,570	2,449,700	9,663	9,714	3.9655
Series C convertible preferred stock (“Series C”)	February 2016	6,989,863	6,989,863	41,799	42,000	6.0087
Series D convertible preferred stock (“Series D”)	December 2018	2,176,297	2,176,297	40,305	40,500	18.6096
Total all series		22,057,133	22,014,263	$102,976	$103,461
Immediately prior to the closing of the IPO on December 17, 2019, all shares of outstanding convertible preferred stock automatically converted into an aggregate of 22,014,263 shares of Class A common stock. There was no convertible preferred stock outstanding at December 31, 2019.

9.	Incentive Stock Plan
On April 27, 2016, the Company established the Sprout Social, Inc. 2016 Stock Plan (the “2016 Plan”) as an amendment and restatement of the Sprout Social, Inc. 2010 Amended and Restated Stock Incentive Plan, under which awards, including options, restricted stock purchases rights, restricted stock bonus or restricted stock unit awards, for up to 5,467,862 shares of common stock may, at the discretion

Sprout Social, Inc.
Notes to Consolidated Financial Statements

of the Board of Directors, be issued to employees, consultants, and directors of the Company. Under the 2016 Plan, any shares withheld upon settlement of RSUs, as elected by the employee to cover withholding taxes, will again be available for future grants under the plan. There were no changes to existing stock options outstanding as a result of the amendment and restatement. The exercise price for each award is determined by the Board of Directors. However, each option must have an exercise price of at least the fair market value of the option and no less than 110% of fair market value for options granted to a 10% owner optionee.
Effective October 17, 2019, the Company established the Sprout Social, Inc. 2019 Incentive Award Plan (the “2019 Plan”), under which awards, including options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock or cash based awards and dividend equivalent awards, for up to 5,293,497 shares of Class A common stock may, at the discretion of the Board of Directors, be issued to employees, consultants, and directors of the Company.
Effective December 12, 2019, the Company established the Sprout Social, Inc. 2019 Class B Incentive Award Plan (the “Class B Plan”), under which cash and equity incentive awards, for up to 550,000 shares of Class B common stock may, at the discretion of the Board of Directors, be issued to employees, consultants, and directors of the Company, with the expectation that shares will only be issued to the Company’s CEO depending on the valuation of the Company in connection with the IPO and the achievement of market capitalization thresholds thereafter.
The only awards granted as of December 31, 2019 are stock options, restricted stock units and restricted stock awards.
Stock Options
The options become fully vested at such time or times, or upon such event or events, and subject to such terms, conditions, performance criteria, and restrictions as shall be determined by the Board of Directors and set forth in each stock option notice; provided, however, that no exercise period shall exceed ten years from the grant date.
The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model. The annual rate of dividends is expressed as a dividend yield which is a constant percentage of the stock price, which is determined by the board of directors with input from a third-party valuation specialist. The expected life of an option represents the period of time that an option is expected to be outstanding. The risk‐free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.
The Company has not paid dividends and does not anticipate paying a cash dividend on common stock in the foreseeable future and, accordingly, uses an expected dividend yield of zero. As the Company was privately held during the life of the options, there is no historical basis of the stock volatility. Accordingly, the expected volatility is based primarily on the historical volatilities of similar entities’ common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is determined using the simplified method for plain vanilla options, consistent with applicable accounting guidance.
Total compensation expense included in the statement of operations for options was $0.1 million and $0.5 million for 2018 and 2017, respectively. There was no compensation expense included in the statement of operations for options in 2019.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The table below summarizes the stock option activity for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of period	1,328,696	$0.54	3.67	$8,529
Granted at fair value	—	—
Exercised	(163,962)	0.56
Forfeited	(5,157)	1.08
Outstanding at end of period	1,159,577	$0.54	2.67	$17,990
Options exercisable at December 31, 2019	1,159,577	$0.54	2.67	$17,990
The Company has computed the aggregate intrinsic value of amounts disclosed in the above table based on the difference between the original exercise price of the options and the estimated fair value of the Company’s common stock as of December 31, 2019.
The intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 was $2.5 million, $1.1 million and $0.8 million, respectively.
At the end of 2015, the Company ceased issuing stock options. The following summarizes information about the Company’s options outstanding as of December 31, 2019:

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Remaining Contractual Term
		(in years)		(in years)
$0.31 - $0.69	952,867	2.1	952,867	2.1
$0.70 - $1.07	35,000	4.5	35,000	4.5
$1.08 - $1.10	101,405	5.1	101,405	5.1
$1.11 - $3.97	70,305	5.3	70,305	5.3
	1,159,577		1,159,577
Restricted Stock Units
At the end of 2015, the Company began issuing restricted stock units. The general terms of the restricted stock units issued under the 2016 Plan require both a service and performance condition to be satisfied prior to vesting. The service condition is satisfied upon the participant’s completion of a required period of continuous service from the vesting start date. The performance condition was satisfied upon the completion of the IPO. The general terms of the restricted stock units issued under the 2019 Plan require only a service condition to be satisfied prior to vesting. The restricted stock units issued under the Class B Plan require both a performance condition and a market condition to be satisfied prior to vesting. The performance condition was satisfied upon the completion of the IPO. The grant-date fair value of RSUs that contain a market condition is determined using a Monte Carlo valuation model in order to

Sprout Social, Inc.
Notes to Consolidated Financial Statements

simulate a range of possible future stock prices. Key assumptions used include a risk‐free interest rate of 1.61% and expected volatility of 62.5%.
The table below summarizes the activity regarding unvested restricted stock units for the year ended December 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	2,477,569	$6.19
Granted	1,742,551	13.32
Vested	(2,024,786)	7.52
Forfeited	(183,986)	6.67
Unvested at December 31, 2019	2,011,348	$11.02
The weighted-average grant date fair value per share for restricted stock units granted during the years ended December 31, 2019, 2018 and 2017 was $13.32, $6.91 and $6.15, respectively. The total unrecognized stock-based compensation expense relating to these awards as of December 31, 2019 was $17.4 million, which is expected to be recognized over a weighted-average period of 3 years.
Restricted Stock Awards
In June 2019, the Company recognized $5.3 million of stock-based compensation expense related to a restricted stock award (RSA) grant of 434,436 shares to its Chief Executive Officer, which vested in full on the grant date. In accordance with the RSA grant agreement, the award was net settled to satisfy the federal and state tax withholding obligations, resulting in the issuance of 242,155 shares of common stock. The net settlement was treated as a repurchase of treasury shares. All of the expense was recognized in general and administrative on the consolidated statement of operations and comprehensive loss.
Stock-based Compensation Expense
Stock-based compensation expense is included in the consolidated statement of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017

Cost of revenue	$1,126	$9	$20
Research and development	2,290	28	161
Sales and marketing	8,697	15	259
General and administrative	13,220	1	33
Total stock-based compensation expense	$25,333	$53	$473

Sprout Social, Inc.
Notes to Consolidated Financial Statements

10.	Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Contractual commitments as of December 31, 2019 are as follows (in thousands):

Years ending December 31,
2020	$13,572
2021	20,486
2022	27,495
2023	15,222
2024	—
Thereafter	—
Total contractual obligations	$76,775

Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the year ended December 31, 2019.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the year ended December 31, 2019.

11.	Geographic Data
As described in the Summary of Significant Accounting Policies, the Company operates as one operating segment.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2019 and 2018, there were no significant long-lived assets held by entities outside of the United States.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 29%, 30% and 32% for the year ended December 31, 2019, 2018 and 2017, respectively. Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Americas	$80,574	$61,501	$33,853
EMEA	16,220	12,674	7,914
Asia Pacific	5,913	4,638	3,048
Total	$102,707	$78,813	$44,815

12.	Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of common stock each period. Diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options, RSUs, preferred stock and warrants. Because the Company incurred net losses each period, the basic and diluted calculations are the same. Basic and diluted net loss per share are the same for each class of common stock, as both Class A and Class B stockholders are entitled to the same liquidation and dividend rights.
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Net loss attributable to common shareholders	$(46,807)	$(20,934)	$(21,910)
Weighted average common shares outstanding	18,438,695	16,593,258	16,400,767
Net loss per share, basic and diluted	$(2.54)	$(1.26)	$(1.34)
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive. The Company’s RSUs included a triggering liquidation performance condition prior to vesting. As such, these were treated as contingently issuable shares and were excluded from potential dilutive impact until the triggering liquidation performance condition was satisfied upon completion of the IPO on December 17, 2019.

	As of December 31,
	2019	2018	2017
Stock options outstanding	1,159,577	1,313,121	1,523,328
RSUs outstanding	2,364,650	—
Convertible preferred stock	—	19,945,290	19,837,966
Warrants	35,305	35,305	35,305
Total potentially dilutive shares	3,559,532	21,293,716	21,396,599

Sprout Social, Inc.
Notes to Consolidated Financial Statements

13.	Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan for the benefit of its employees. The Company made matching contributions to the plan totaling $1.3 million, $1.0 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

14.	Related Party Transactions
An employee of an affiliate of Goldman Sachs & Co. LLC, a member of the underwriting syndicate of the Company’s IPO, serves on the Company’s board of directors pursuant to the Sixth Amended and Restated Voting Agreement, which provides that holders of a majority of the Company’s common stock issued or issuable upon conversion of its Series C preferred stock have the right to appoint one member to the Company’s board of directors. Prior to the IPO, entities affiliated with Goldman Sachs & Co. LLC owned a majority of the Company’s Series C preferred stock, and these entities continue to hold a majority of the common stock issued upon conversion of the Company’s Series C preferred stock at the closing of the IPO. Upon closing of the IPO on December 17, 2019, the Company paid $4.2 million to Goldman Sachs & Co. LLC for underwriting discounts and commissions.

15.	Subsequent Events
On January 15, 2020, the underwriters of the Company’s IPO exercised their option to purchase additional shares of the Company’s Class A common stock to cover sales by the underwriters of a greater number of shares than the total set forth in the filed prospectus for the IPO. The underwriters purchased an additional 629,603 shares of Class A common stock from the Company. The gross proceeds to the Company of the issuance were $10.7 million, and the Company received net proceeds of $10.0 million after deducting underwriting discounts and commissions.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2019. Because of the material weakness in our internal control over financial reporting, as discussed below, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report. In light of this, our management, including the CEO and CFO, has performed additional analyses, reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Previously reported material weakness
In connection with the audit of our financial statements for the year ended December 31, 2018, we identified a material weakness in our internal controls over financial reporting, as defined by the standards established by the Sarbanes-Oxley Act of 2002. We did not maintain effective internal control over financial reporting related to the control environment component of Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO framework, due to an insufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge and experience during the year ended December 31, 2018 in order to determine the appropriate accounting for non-recurring transactions and transactions requiring more complex accounting judgment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
During 2019, management continued to implement remediation initiatives in response to the previously identified material weakness, including but not limited to, hiring additional qualified accounting and financial reporting personnel and further evolving our accounting processes, including those designed to strengthen our review process related to accounting for non-recurring transactions and transactions requiring more complex accounting judgment. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, this material weakness has not been remediated as of December 31, 2019. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected in a timely manner.
Our remediation efforts are ongoing and subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting.
Notwithstanding the material weakness, our management has concluded the consolidated financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.
Changes in internal controls

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Other than implementation of the initiatives to remediate the material weakness noted above, there were no changes in our internal controls over financial reporting during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Management’s report and attestation of the registered public accounting firm
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies. A report of management’s assessment regarding internal control over financial reporting will be required to be included in our Annual Report on the Form 10-K for the year ended December 31, 2020. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act. We could be an emerging growth company for up to five years.
Inherent Limitations of Internal Controls
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.
Item 9B. Other Information
None.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2019.
Item 11. Executive Compensation
The information required by this item will be incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2019.
Item 14. Principal Accounting Fees and Services
The information required by this item will be incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2019.

PART IV
INDEX TO EXHIBITS

Exhibit No.
3.1
Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Sprout Social’s Current Report on form 8-K (File No. 001-39156) filed on December 17, 2019)

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Sprout Social’s Current Report on form 8-K (File No. 001-39156) filed on December 17, 2019)
4.1
Specimen Stock Certificate evidencing the shares of Class A common stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

4.2
Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated as of November 24, 2014 (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

4.3
Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated as of November 6, 2015 (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Loan and Security Agreement, dated as of December 1, 2017, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.2
Joinder and First Amendment to Loan and Security Agreement, dated as of February 26, 2018, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.3
Second Amendment to Loan and Security Agreement, dated as of July 26, 2018, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.4
Third Amendment to Loan and Security Agreement, dated as of January 31, 2019, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019). Portions of this Exhibit have been omitted.

10.5
Fourth Amendment to Loan and Security Agreement, dated as of November 26, 2019, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.6	Letter Amendment to Loan and Security Agreement, dated as of February 5, 2020, by and between the Registrant and Silicon Valley Bank.
10.7†
Sprout Social, Inc. 2010 Amended and Restated Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.8†
Form of Incentive Stock Option Notice and Incentive Stock Option Agreement pursuant to Sprout Social, Inc. 2010 Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.9†	Sprout Social, Inc. 2016 Stock Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).
10.10†	Amendment to Sprout Social, Inc. 2016 Stock Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.11†
Form of Notice of Grant of Stock Option and Stock Option Agreement pursuant to Sprout Social, Inc. 2016 Stock Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.12†
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to 2016 Stock Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.13†
Sprout Social, Inc. Notice of Grant of Restricted Stock Award and Restricted Stock Award Agreement, between the Registrant and Justyn Howard (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.14†
Sprout Social, Inc. 2019 Incentive Award Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.15†
Sprout Social, Inc. 2019 Class B Incentive Award Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.16†
Sprout Social Inc. 2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.17†
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.18†	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan, approved February 19, 2020.
10.19†	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Class B Incentive Award Plan.
10.20†
Sprout Social, Inc. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.21†
Amended and Restated Executive Employment Agreement, dated as of November 29, 2019, by and between the Registrant and Justyn Howard (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.22†
Amended and Restated Executive Employment Agreement, dated November 29, 2019, by and between the Registrant and Ryan Barretto (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.23
Amended and Restated Executive Employment Agreement, dated November 29, 2019, by and between the Registrant and Jamie Gilpin (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.24
Form of Indemnification Agreement between Registrant and each director and executive officer (Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.25
Sixth Amended and Restated Investor Rights Agreement, dated December 13, 2018, by and among the Registrant and the other parties thereto (Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.26
Amendment No. 1 to Sixth Amended and Restated Investor Rights Agreement, dated as of November 8, 2019, by and among the Registrant and the other parties thereto (Incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.27
Sixth Amended and Restated Voting Agreement, dated December 13, 2018, by and among the Registrant and the other parties thereto (Incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.28
Amendment No.1 to Sixth Amended and Restated Voting Agreement, dated as of November 8, 2019, by and among the Registrant and the other parties thereto (Incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.29
Amended and Restated Voting Agreement, dated as of November 8, 2019, by and among the Registrant, BRJ Investments LLC and Justyn Howard (Incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.30
Amended and Restated Voting Agreement, dated as of November 8, 2019, by and among the Registrant, Litani Holdings, LLC and Justyn Howard (Incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.31	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).
21.1	List of Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	Certification Pursuant To Rule 13A-14(A) or 15D-14(A) Under The Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant To Rule 13A-14(A) or 15D-14(A) Under The Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

†	Indicates a management contract or compensatory plan or arrangement.
***

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duty authorized.

SPROUT SOCIAL, INC.

By:	/s/ Justyn Howard
Name:	Justyn Howard
Title:	President, Chief Executive Officer and Director
Date:	February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Justyn Howard
Justyn Howard	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020

/s/ Joe Del Preto
Joe Del Preto	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2020

/s/ Aaron Rankin
Aaron Rankin	Chief Technology Officer and Director	February 27, 2020

/s/ Peter Barris
Peter Barris	Director	February 27, 2020

/s/ Steven Collins
Steven Collins	Director	February 27, 2020

/s/ Jason Kreuziger
Jason Kreuziger	Director	February 27, 2020

/s/ Karen Walker
Karen Walker	Director	February 27, 2020