Form 10-Q
period 2020-03-31
Sprout Social, Inc.
filed 2020-05-07
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from               to
Commission File Number 001-39156
__________________________________
SPROUT SOCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware				27-2404165
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
	131 South Dearborn St.	,	Suite 700
	Chicago	,	Illinois
60603
(Address of principal executive offices and zip code)

	(866)	878-3231
(Registrant's telephone number, including area code)
__________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	SPT	The Nasdaq Stock Market LLC

__________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of May 4, 2020, there were 40,411,824 shares and 9,945,952 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “outlook,” “intend,” “expect,” “predict,” “plan,” “strategy,” “potential” and similar expressions, or the negative of these terms and similar expressions, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set for under “Part II—Item IA. Risk Factors” and “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Annual Report on Form 10-K under Part I—Item IA, “Risk Factors” and the risks and uncertainties related to the following:
• the effects of the COVID-19 pandemic, and the governmental responses to address the pandemic and any re-emergence of COVID-19, may materially affect our customers and how we operate our business, and the duration and extent to which the COVID-19 pandemic threatens our future results of operations, financial position, liquidity and overall financial performance remains uncertain;
• our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
• the sufficiency of our cash to meet our liquidity needs and our ability to raise additional capital on favorable terms or at all;
• our ability to attract, retain and grow customers to use our platform and products;
• our ability to increase the spending of existing customers on our products;
• the effects of increased competition from our market competitors or new entrants to the market;
• the evolution of the social media industry, including as a result of the COVID-19 pandemic, impacting our platform, products, services, markets and data;
• our ability to access third-party application programming interface, or APIs, and data on favorable terms;
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
• worldwide economic conditions, including the macroeconomic impacts of the COVID-19 pandemic, and their impact on information technology spending;
• our use of the net proceeds from our initial public offering completed on December 17, 2019 (the “IPO”); and
• the other factors set forth under “Part II—Item IA. Risk Factors” and in our Annual Report on Form 10-K under Part I—Item IA, “Risk Factors,” which risks may be heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheet (Unaudited)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$137,376	$135,310
Accounts receivable, net of allowances of $1,456 and $706 at March 31, 2020 and December 31, 2019, respectively	12,311	11,099
Deferred commissions	6,116	5,574
Prepaid expenses and other assets	5,337	5,050
Total current assets	161,140	157,033
Property and equipment, net	13,116	13,529
Deferred commissions, net of current portion	5,836	5,505
Operating lease, right-of-use assets	10,884	5,618
Goodwill	2,299	2,299
Intangible assets, net	5,126	5,482
Other assets, net	125	125
Total assets	$198,526	$189,591
Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$2,534	$2,049
Deferred revenue	33,794	29,566
Operating lease liabilities	2,139	2,331
Accrued wages and payroll related benefits	3,335	4,053
Accrued expenses and other	5,201	5,057
Total current liabilities	47,003	43,056
Deferred revenue, net of current portion	281	209
Operating lease liabilities, net of current portion	23,272	18,196
Total liabilities	70,556	61,461
Commitments and contingencies (Note 6)
Stockholders’ (deficit)/equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 43,146,159 and 40,404,012 shares issued and outstanding at March 31, 2020, respectively; 41,714,870 and 39,041,065 shares issued and outstanding, at December 31, 2019, respectively	4	4

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 10,045,764 and 9,945,952 shares issued and outstanding at March 31, 2020, respectively; 9,803,933 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	277,485	263,943
Treasury stock, at cost	(23,652)	(20,430)
Accumulated deficit	(125,868)	(115,388)
Total stockholders’ equity	127,970	128,130
Total liabilities and stockholders’ equity	$198,526	$189,591
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue
Subscription	$30,329	$23,332
Professional services and other	206	47
Total revenue	30,535	23,379
Cost of revenue
Subscription	8,086	5,815
Professional services and other	122	30
Total cost of revenue	8,208	5,845
Gross profit	22,327	17,534
Operating expenses
Research and development	7,281	6,352
Sales and marketing	13,894	10,452
General and administrative	12,096	6,084
Total operating expenses	33,271	22,888
Loss from operations	(10,944)	(5,354)
Interest expense	(95)	(52)
Interest income	460	105
Other income	102	149
Loss before income taxes	(10,477)	(5,152)
Income tax expense	3	11
Net loss and comprehensive loss	$(10,480)	$(5,163)
Net loss per share attributable to common shareholders, basic and diluted	$(0.21)	$(0.31)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	50,143,971	16,684,041
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit)/Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock		Additional Paid-in Capital	Series A, A-1, B, B-1, C and D Convertible Preferred Stock (in equity)		Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit)/Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balances at December 31, 2018	16,679,109	$1	$1,844	22,014,263	$102,976	1,973,851	$(10,507)	$(68,581)	$25,733
Exercise of stock options	7,395	—	6						6
Net loss								(5,163)	(5,163)
Balances at March 31, 2019	16,686,504	$1	$1,850	22,014,263	$102,976	1,973,851	$(10,507)	$(73,744)	$20,576

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit)/Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2019	48,844,998	$5	$263,943	2,673,805	$(20,430)	$(115,388)	$128,130
Exercise of stock options	343,682	—	142				142
Stock-based compensation expense			3,522				3,522
Issuance of common stock from equity award settlement	504,721	—					—
Taxes paid related to net share settlement of equity awards				159,809	(3,082)		(3,082)
Issuance of common stock in connection with underwriters' purchase of over-allotment shares, related to initial public offering, net of underwriters' discounts, commissions and offering costs	629,603	—	9,738				9,738
Exercise of warrants	26,960	—	140	8,345	(140)		—
Net loss						(10,480)	(10,480)
Balances at March 31, 2020	50,349,964	$5	$277,485	2,841,959	$(23,652)	$(125,868)	$127,970
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(10,480)	$(5,163)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation of property and equipment	725	669
Amortization of line of credit issuance costs	65	47
Amortization of acquired intangible assets	357	385
Amortization of deferred commissions	1,627	1,020
Amortization of right-of-use operating lease asset	309	317
Stock-based compensation expense	3,522	0
Provision for accounts receivable allowances	910	222
Changes in operating assets and liabilities
Accounts receivable	(2,122)	(768)
Prepaid expenses and other current assets	(313)	(102)
Deferred commissions	(2,500)	(1,228)
Accounts payable and accrued expenses	(305)	(1,518)
Deferred revenue	4,299	2,565
Lease liabilities	(597)	(319)
Net cash (used in) operating activities	(4,503)	(3,873)
Cash flows from investing activities
Purchases of property and equipment	(313)	(156)
Net cash (used in) investing activities	(313)	(156)
Cash flows from financing activities
Proceeds from underwriters' purchase of over-allotment shares, related to the Company's initial public offering, net of underwriters’ discounts and commissions	9,954	—
Payments for line of credit issuance costs	(132)	(47)
Proceeds from exercise of stock options	142	6
Employee taxes paid related to the net share settlement of stock-based awards	(3,082)	—
Payments of deferred offering costs	—	(202)
Net cash provided by (used in) financing activities	6,882	(243)
Net increase (decrease) in cash and cash equivalents	2,066	(4,272)
Cash and cash equivalents
Beginning of period	135,310	26,190
End of period	$137,376	$21,918
Supplemental noncash disclosures
Operating lease liability arising from operating ROU asset obtained	$5,481	$—
Noncash exercise of stock warrants	$140
Deferred offering costs, accrued but not yet paid	$216	$37
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Over-allotment Offering
On January 15, 2020, the Company completed an equity offering in which it issued and sold 629,603 shares of Class A common stock for total net proceeds of $10.0 million after deducting underwriting discounts and commissions, as a result of the over-allotment option exercise by the underwriters of the Company’s initial public offering.
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Company has prepared the unaudited condensed consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2019, and these unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full year or any future period. The consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain disclosures required by GAAP on an annual basis. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. As the extent and duration of the impact of the COVID-19 pandemic remains uncertain, the Company’s estimates and judgments may evolve as conditions change. The Company is not aware of any events or

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of May 7, 2020, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
The Company’s most significant estimates and judgments are those related to the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for doubtful accounts, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. There have been no significant changes to these policies during the three months ended March 31, 2020.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, including subsequent amendments, Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”), which modifies the accounting methodology for most financial instruments by establishing a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments, including trade accounts receivable, by using all practical and relevant information. This guidance is effective for interim and annual periods beginning after December 15, 2019. The Company adopted the ASU as of January 1, 2020, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted the ASU as of January 1, 2020, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

2.	Revenue Recognition
Disaggregation of Revenue
The Company provides disaggregation of revenue based on geographic region in Note 7 and based on the subscription versus professional services and other classification on the condensed consolidated statements of operations and comprehensive loss, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancelable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020 and 2019 that was included in deferred revenue at the beginning of each period was $14.4 million and $10.6 million, respectively.
As of December 31, 2019, including amounts already invoiced and amounts contracted but not yet invoiced, $42.1 million of revenue was expected to be recognized from remaining performance obligations, of which 91% is expected to be recognized in the next 12 months, with the remainder expected to be recognized the following year. As of March 31, 2020, including amounts already invoiced and amounts contracted but not yet invoiced, $47.5 million of revenue is expected to be recognized from remaining performance obligations, of which 88% is expected to be recognized in the next 12 months, with the remainder expected to be recognized the following year.

3.	Operating Leases
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
On January 21, 2020, the Company entered into a new lease agreement for an office in Seattle, Washington with an expected total future commitment of $7.9 million, expected lease commencement date in August 2020 and is expected to expire in November 2030. For accounting purposes under ASC 842, the lease commenced on January 23, 2020, resulting in the recording of a $5.5 million right-of-use operating lease asset and operating lease liability.
The following table provides a summary of operating lease assets and liabilities as of March 31, 2020 (in thousands):

Assets
Operating lease right-of-use assets	$10,884
Liabilities
Operating lease liabilities	2,139
Operating lease liabilities, non-current	23,272
Total operating lease liabilities	$25,411

Operating lease expense for the three months ended March 31, 2020 and March 31, 2019 was $0.7 million and $0.6 million, respectively. Variable lease costs for the three months ended March 31, 2020 and March 31, 2019 was $0.8 million each. Cash payments related to operating leases for the three months ended March 31, 2020 and March 31, 2019 were $1.6 million and $1.3 million, respectively. The Company recognized $0.1 million of sublease rental income in other income on the consolidated statement of operations for each of the three months ended March 31, 2020 and March 31, 2019.
As of March 31, 2020, the weighted-average remaining lease term is 8.4 years and the weighted-average discount rate is 5.7%.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Remaining maturities of operating lease liabilities as of March 31, 2020 are as follows (in thousands):

Years ending December 31,
2020	$484
2021	3,840
2022	3,930
2023	4,021
2024	4,117
Thereafter	16,353
Total future minimum lease payments	$32,745
Less: imputed interest	(7,334)
Total operating lease liabilities	$25,411

4.	Income Taxes
The provision for income taxes for interim periods is generally determined using an estimate of the Company’s annual effective tax rate, excluding jurisdictions for which no tax benefit can be recognized due to valuation allowances. The Company’s effective tax rate generally differs from the U.S. federal statutory rate primarily due to a valuation allowance related to the Company’s federal and state deferred tax assets.
The Company accounts for Global Intangible Low–Taxed Income (“GILTI”) as a current-period expense when incurred. Therefore, the Company has not recorded deferred taxes for basis differences expected to reverse in the future periods.
There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2020, the Company recognized an immaterial provision related to foreign income taxes.
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 by the United States. We are continuing to analyze the CARES Act, but it did not have a material impact on our provision for income taxes for the quarter ended March 31, 2020.

5.	Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Cost of revenue	$295	$—
Research and development	484	—
Sales and marketing	469	—
General and administrative	2,274	—
Total stock-based compensation	$3,522	$—

6.	Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Contractual commitments as of March 31, 2020 are as follows (in thousands):

Years ending December 31,
2020	$10,179
2021	20,486
2022	27,495
2023	15,222
2024	—
Thereafter	—
Total contract commitments	$73,382

Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the period ended March 31, 2020.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the period ended March 31, 2020.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Segment and Geographic Data
The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM evaluates financial information on a consolidated basis. As the Company operates as one operating segment, all required segment financial information is found in the condensed consolidated financial statements.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of March 31, 2020 and December 31, 2019, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 29% for each of the three months ended March 31, 2020 and 2019, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Americas	$23,800	$18,239
EMEA	5,011	3,733
Asia Pacific	1,724	1,407
Total	$30,535	$23,379

8.	Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of common stock each period. Diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options, restricted stock units, restricted stock awards, preferred stock and warrants. Because the Company incurred net losses each period, the basic and diluted calculations are the same. Basic and diluted net loss per share are the same for each class of common stock, as both Class A and Class B stockholders are entitled to the same liquidation and dividend rights.
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net loss attributable to common shareholders	$(10,480)	$(5,163)
Weighted average common shares outstanding	50,143,971	16,684,041
Net loss per share, basic and diluted	$(0.21)	$(0.31)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive. The Company’s RSUs included a triggering liquidation performance condition prior to vesting. As such, these are treated as contingently issuable shares and were excluded from potential dilutive

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

impact until the triggering liquidation performance condition was satisfied upon completion of the IPO on December 17, 2019.

	March 31,
	2020	2019
Stock options outstanding	833,241	1,293,725
RSUs	2,152,165	—
Convertible preferred stock	—	22,014,263
Warrants	—	35,305
Total potentially dilutive shares	2,985,406	23,343,293

9.	Subsequent Events
The Company has evaluated subsequent events after the balance sheet date through May 7, 2020, the date the financial statements were issued. Management has determined that no events or transactions have occurred subsequent to the balance sheet date that require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, including the potential impact of the COVID-19 pandemic on our business. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II—Item 1A of this Quarterly Report and Part I—Item 1A of our Annual Report on Form 10-K and in other parts of this Quarterly Report.
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. Currently, more than 24,000 customers across 100 countries rely on our platform to reach larger audiences, create stronger relationships with their customers and make better business decisions.
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
Since our founding, we have achieved several key milestones:
•2010 — Founded Company, launched V1 beta and entities affiliated with Lightbank, LLC became investors;
•2011 — Launched our Sprout platform, surpassed 1,000 customers and entities affiliated with New Enterprise Associates, Inc. became investors;
•2013 — Reached 100 employees;
•2015 — Surpassed 15,000 customers;
•2016 — Reached 250 employees and Goldman Sachs became an investor;
•2017 — Completed first business acquisition and awarded one of Glassdoor’s “Best Places to Work, companies under 1,000 employees, 2017” and one of the “Top CEOs, companies under 1,000 employees, 2017”;
•2018 — Surpassed 20,000 customers, opened EMEA office, reached 500 employees, launched first add-on module (Listening), Future Fund became an investor and awarded one of Glassdoor’s “Best Places to Work, companies under 1,000 employees, 2018” and one of the “Top CEOs, companies under 1,000 employees, 2018”; and
•2019 — Completed our IPO resulting in $134.3 million of net proceeds, surpassed $100 million in total ARR and awarded one of Glassdoor’s “Top CEOs, companies under 1,000 employees, 2019”.
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
We generated revenue of $30.5 million and $23.4 million during the three months ended March 31, 2020 and 2019, respectively, representing growth of 31%. Excluding the impact of the 2017 acquisition of Simply Measured, Inc., or Simply Measured, our organic growth rate during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was 41%. This organic growth rate excludes the impact of revenue generated from legacy Simply Measured products as well as revenue from the transition of legacy customers to our platform up to an amount equal to such customers’ prior spend on legacy Simply Measured products. This organic growth rate includes all incremental revenue generated above such prior spend from the sale of additional or higher-priced products and users and profiles to legacy customers of Simply Measured. In the three months ended March 31, 2020, software subscriptions contributed 99% of our revenue. We generated net losses of $10.5 million and $5.2 million during the three months ended March 31, 2020 and 2019, respectively, which included stock-based compensation expense of $3.5 million during the three months ended March 31, 2020. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
COVID-19
In December 2019, a novel coronavirus disease (“COVID-19”) was identified. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The extent of the impact of COVID-19 on our operational and financial performance and financial position will depend on certain developments, including the duration and spread of the outbreak and the governmental responses to address the pandemic and any re-emergence of COVID-19, impact on our customers and sales cycles and impact on our employees, all of which are uncertain and cannot be predicted.
Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, our operational and financial performance were not materially impacted by COVID-19 during the three months ended March 31, 2020. Our recent IPO in December 2019 resulted in $134.3 million net proceeds, as well as an additional $10.0 million of net proceeds received in January 2020 as a result of our sale of over-allotment shares to the underwriters of the Company’s IPO, all of which strengthened our liquidity position prior to the pandemic.
We believe that over the long-term, we will continue to see strong demand for our technology platform; however, the duration and spread of the pandemic could impact our customers’ marketing or social media budgets or ability to pay for existing subscriptions, particularly in the industries most impacted by COVID-19. We will continue to monitor the potential impact of COVID-19; however, at this time, the extent to which the pandemic may impact our financial condition or results of operations is uncertain.

Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 24,000 customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the three months ended March 31, 2020 was approximately 29% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India and Australia to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of March 31,
	2020	2019
Number of customers	24,083	21,718
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

	As of March 31,
	2020	2019
	(in thousands)
Total ARR	$124,630	$96,060
Organic ARR
Organic ARR is ARR excluding the impact of recurring revenue generated from legacy Simply Measured products. We believe organic ARR is an indicator of the scale and visibility of our core platform while mitigating fluctuations due to seasonality and contract term.

	As of March 31,
	2020	2019
	(in thousands)
Organic ARR	$123,068	$88,416
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

We define customers contributing more than $10,000 in ARR as those on a paid subscription plan that had more than $10,000 in ARR as of a period end.

	As of March 31,
	2020	2019
Number of customers contributing more than $10,000 in ARR	2,404	1,525
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

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Revenue
Subscription	$30,329	$23,332
Professional services and other	206	47
Total revenue	30,535	23,379
Cost of revenue(1)
Subscription	8,086	5,815
Professional services and other	122	30
Total cost of revenue	8,208	5,845
Gross profit	22,327	17,534
Operating expenses
Research and development(1)	7,281	6,352
Sales and marketing(1)	13,894	10,452
General and administrative(1)	12,096	6,084
Total operating expenses	33,271	22,888
Loss from operations	(10,944)	(5,354)
Interest expense	(95)	(52)
Interest income	460	105
Other income	102	149
Loss before income taxes	(10,477)	(5,152)
Income tax expense	3	11
Net loss and comprehensive loss	$(10,480)	$(5,163)
_______________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Cost of revenue	$295	$—
Research and development	484	—
Sales and marketing	469	—
General and administrative	2,274	—
Total stock-based compensation	$3,522	$—

	Three Months Ended March 31,
	2020	2019

	(as a percentage of total revenue)
Revenue
Subscription	99%	100%
Professional services and other	1%	—%
Total revenue	100%	100%
Cost of revenue
Subscription	26%	25%
Professional services and other	—%	—%
Total cost of revenue	26%	25%
Gross profit	74%	75%
Operating expenses
Research and development	24%	27%
Sales and marketing	46%	45%
General and administrative	40%	26%
Total operating expenses	110%	98%
Loss from operations	(36)%	(23)%
Interest expense	—%	—%
Interest income	2%	—%
Other income	—%	—%
Loss before income taxes	(34)%	(23)%
Income tax expense	—%	—%
Net loss and comprehensive loss	(34)%	(23)%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenue

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$30,329	$23,332	$6,997	30%
Professional services and other	206	47	159	338%
Total revenue	$30,535	$23,379	$7,156	31%
Percentage of Total Revenue
Subscription	99%	100%
Professional services and other	1%	—%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 21,718 as of March 31, 2019 to 24,083 as of March 31, 2020. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$8,086	$5,815	$2,271	39%
Professional services and other	122	30	92	307%
Total cost of revenue	8,208	5,845	$2,363	40%
Gross profit	$22,327	$17,534	$4,793	27%
Gross margin
Total gross margin	74%	75%
The increase in cost of subscription revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the following:

Change
(in thousands)
Data provider fees	$973
Personnel costs	799
Stock-based compensation expense	295
Other	204
Subscription cost of revenue	$2,271
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 25% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation was due to the expense related to employee restricted stock units (“RSUs”) vesting since the completion of our IPO on December 17, 2019.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$7,281	$6,352	$929	15%
Percentage of total revenue	24%	27%

The increase in research and development expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$484
Other	445
Research and development	$929
The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019.
Sales and Marketing

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$13,894	$10,452	$3,442	33%
Percentage of total revenue	46%	45%
The increase in sales and marketing expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,564
Stock-based compensation expense	469
Other	409
Sales and marketing	$3,442
Personnel costs increased primarily as a result of a 35% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019.
General and Administrative

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$12,096	$6,084	$6,012	99%
Percentage of total revenue	40%	26%

The increase in general and administrative expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$2,274
Personnel costs	2,494
Bad debt expense	688
Other	556
General and administrative	$6,012
The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019, of which the largest component related to the vesting of a RSU award granted to our President and Chief Executive Officer in the connection with achievement of a market capitalization threshold that immediately vested in February 2020. Personnel costs increased primarily as a result of a 45% increase in headcount as we continue to grow our business. Bad debt expense increased due to higher accounts receivable balances and the Company’s consideration of potential COVID-19 impact on its customers’ ability to pay.
Interest Income (Expense), Net

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income (expense), net	$365	$53	$312	n/m(1)
Percentage of total revenue	1%	—%
_________________

(1)	Calculated metric is not meaningful.
The increase in net interest income was driven by interest earned on cash deposits related to our IPO Proceeds.
Other Income

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income	$102	$149	$(47)	(32)%
Percentage of total revenue	—%	—%
The decrease in other income is due to sublease rental income from our Seattle, Washington and San Francisco, California offices, with the San Francisco office lease expiring in June 2019.

Income Tax Expense

	Three Months Ended March 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Income tax expense	$3	$11	$(8)	n/m
Percentage of total revenue	—%	—%

The decrease in income tax expense is due to the provision related to foreign income taxes.
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

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except per share data)
Non-GAAP operating loss	$(7,422)	$(5,354)
Non-GAAP net loss	(6,958)	(5,163)
Non-GAAP net loss per share	(0.14)	(0.31)
Free cash flow	$(4,816)	$(4,029)

Non-GAAP Operating Loss
We define non-GAAP operating loss as GAAP loss from operations, excluding stock-based compensation expense. We believe non-GAAP operating loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance, particularly given the impact of stock-based compensation expense recognized in the three months ended March 31, 2020 after the completion of our December 2019 IPO.

	Three Months Ended March 31,
	2020	2019
Reconciliation of Non-GAAP operating loss	(dollars in thousands)
Loss from operations	$(10,944)	$(5,354)
Stock-based compensation expense	3,522	—
Non-GAAP operating loss	$(7,422)	$(5,354)
Non-GAAP Net Loss
We define non-GAAP net loss as GAAP net loss and comprehensive loss, excluding stock-based compensation expense. We believe non-GAAP net loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance, particularly given the impact of stock-based compensation expense recognized in the three months ended March 31, 2020 after the completion of our December 2019 IPO.

	Three Months Ended March 31,
	2020	2019
Reconciliation of Non-GAAP net loss	(dollars in thousands)
Net loss and comprehensive loss	$(10,480)	$(5,163)
Stock-based compensation expense	3,522	—
Non-GAAP net loss	$(6,958)	$(5,163)

Non-GAAP Net Loss per Share
We define non-GAAP net loss per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense. We believe non-GAAP net loss per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance, particularly given the impact of stock-based compensation expense recognized in the three months ended March 31, 2020 after the completion of our December 2019 IPO.

	Three Months Ended March 31,
	2020	2019
Reconciliation of Non-GAAP net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.21)	$(0.31)
Stock-based compensation expense per share	0.07	—
Non-GAAP net loss per share	$(0.14)	$(0.31)
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

	Three Months Ended March 31,
	2020	2019
Reconciliation of Free cash flow	(dollars in thousands)
Net cash (used in) operating activities	$(4,503)	$(3,873)
Purchases of property and equipment	(313)	(156)
Free cash flow	$(4,816)	$(4,029)

Liquidity and Capital Resources
Our liquidity and capital resources were not materially impacted by the COVID-19 pandemic and the governmental responses to address the pandemic and the related economic impact during the first quarter of 2020. For further discussion regarding the future potential impacts of COVID-19 and the related economic impacts on our liquidity and capital resources, see “Outlook” and “Part II - Item 1A - Risk Factors”.
As of March 31, 2020, our principal sources of liquidity were cash and cash equivalents of $137.4 million and net accounts receivable of $12.3 million. We have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and statement of cash flows. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term if the COVID-19 pandemic and the governmental responses to address the pandemic and any re-emergence of COVID-19 persist for a prolonged period of time. The impact of the COVID-19 pandemic on our customers and our operations going forward remains uncertain, and we continue to proactively monitor liquidity position.
Prior to our IPO in December 2019, we financed our operations primarily through private issuance of equity securities and line of credit borrowings. In our IPO, we received net proceeds of $134.3 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.2 million. We subsequently received an additional $10.0 million of net proceeds after deducting underwriting discounts and commissions in January 2020 as a result of the over-allotment option exercise by the underwriters of our IPO. Our principal uses of cash in recent periods have been to fund operations and invest in capital expenditures.
We believe our existing cash and cash equivalents will be sufficient to meet our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the impact of the COVID-19 pandemic on our customers and our operations, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market acceptance of our product. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations and financial condition could be adversely affected.
SVB Credit Facility
In December 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, which comprised a $15.0 million line of credit, or the Revolver, and a $5.0 million incremental revolving line commitment, or the Incremental Revolver, and, together with the Revolver, the SVB Credit Facility.
In November 2019, we amended the SVB Credit Facility to increase the Revolver (including the exercise of the Incremental Revolver, as amended) to $40.0 million and amend, among others terms, levels for the minimum adjusted EBITDA and minimum liquidity covenants, the advance rate and the interest rate. The November 2019 amendment includes a “streamline period”, or Streamline Period, concept, which occurs when we maintain, for every consecutive day in the immediately preceding fiscal quarter, the sum of (i) unrestricted cash at SVB plus (ii) unused availability under the Revolver in an amount equal to or greater than $75.0 million (the Streamline Balance). Any Streamline Period terminates on the earlier of the occurrence of an event of default and failure to maintain the Streamline Balance. The minimum adjusted EBITDA and minimum liquidity covenants do not apply during any Streamline Period. As of March 31, 2020, we did not have any outstanding principal balance under the SVB Credit Facility.
In connection with the November 2019 amendment, the Revolver now has a floating interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate, which interest is payable monthly. The SVB Credit Facility matures on January 31, 2022.
The SVB Credit Facility contains customary negative covenants that limit our ability to, or require mandatory prepayment in the event that we, among other things, incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, add new offices or business locations, make certain investments, pay dividends, transfer or dispose of certain assets, liquidate or dissolve and enter into various specified transactions. The SVB Credit Facility also contains affirmative covenants, including certain financial covenants such as minimum adjusted EBITDA and minimum liquidity covenants and financial reporting requirements. With limited exceptions, our obligations under the SVB Credit Facility are secured by all of our property other than intellectual property (which is subject to a negative pledge). As of March 31, 2020, we were in compliance with the covenants in the SVB Credit Facility.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Net cash (used in) operating activities	$(4,503)	$(3,873)
Net cash (used in) investing activities	(313)	(156)
Net cash provided by (used in) financing activities	6,882	(243)
Net increase (decrease) in cash	$2,066	$(4,272)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities.
Net cash used in operating activities during the three months ended March 31, 2020 was $4.5 million, which resulted from a net loss of $10.5 million adjusted for non-cash charges of $7.5 million and net cash outflow of $1.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $3.5 million of stock-based compensation expense, $1.1 million of depreciation and intangible asset amortization expense, $1.6 million for amortization of deferred contract acquisition costs, which were primarily commissions, $0.9 million for bad debt expense and $0.3 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $2.5 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $2.1 million increase in gross accounts receivable, a $0.3 million increase in prepaid expenses and a $0.6 million decrease in operating lease liabilities. These outflows were offset by a $4.3 million increase in deferred revenue.
Net cash used in operating activities during the three months ended March 31, 2019 was $3.9 million, which resulted from a net loss of $5.2 million adjusted for non-cash charges of $2.7 million and net cash outflow of $1.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $1.1 million of depreciation and intangible asset amortization expense, $1.0 million for amortization of deferred contract acquisition costs, which were primarily commissions, $0.3 million of amortization of right-of-use, or ROU, operating lease assets and $0.2 million for bad debt expense. The net cash outflow from changes in operating assets and liabilities was the result of a $1.5 million decrease in accounts payable and other accrued liabilities due to the timing of payments, a $1.2 million increase in deferred commissions due to the addition of new customers and expansion of the business and a $0.8 million increase in accounts receivable due to the growth of our business. These outflows were offset by a $2.6 million increase in deferred revenue.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 was $0.3 million, which was primarily due to purchases of computer equipment and hardware.

Net cash used in investing activities for the three months ended March 31, 2019 was $0.2 million, which was primarily due to purchases of computer equipment and hardware.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2020 was $6.9 million, which was the result of $10.0 million of net proceeds from our sale of over-allotment shares to the underwriters of our IPO, offset by $3.1 million in payments related to the employee withholding taxes as a result of the net settlement of stock-based awards.
Net cash used in financing activities for the three months ended March 31, 2019 was $0.2 million, which was primarily driven by payments of deferred costs associated with our IPO.
Contractual Obligations
The following table summarizes our non-cancellable contractual obligations as of March 31, 2020.

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
			(in thousands)
Operating lease obligations	$32,745	$1,436	$7,816	$8,184	$15,309
Other purchase obligations(1)	73,382	15,300	50,471	7,611	—
Total	$106,127	$16,736	$58,287	$15,795	$15,309
_________________

(1)	Consists of minimum guaranteed purchase commitments for data and services.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Recent Accounting Pronouncements
Refer to section titled “Recently Adopted Accounting Pronouncements” in Note 1 of the notes to our unaudited condensed consolidated financial statements for more information.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates.
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. There have been no significant changes to these policies during the three months ended March 31, 2020, other than those described below.

Stock-Based Compensation
We recognize compensation expense for equity awards based on the grant‐date fair value on a straight-line basis over the remaining requisite service period for the award.
Restricted Stock Units
Pursuant to his employment agreement, our President and CEO is eligible to receive awards of fully vested restricted stock units with respect to shares of our Class B common stock under our 2019 Class B Incentive Plan, or the Class B Plan, covering up to 1.0% of our fully diluted common equity determined as of the date of our IPO, or 483,663 shares, following the consummation of our IPO, depending on the valuation of the Company in connection with our IPO and the achievement of market capitalization thresholds thereafter, which we refer to as the Howard IPO Award. The initial grant under the Howard IPO Award was based on the valuation of the Company (calculated based on the closing price of the Company’s Class A common stock on its first trading day on The Nasdaq Capital Market on December 13, 2019) and calculated as follows: (i) a valuation between $750,000,000 and $999,999,999, would result in an initial grant under the Howard IPO Award equal to 0.5% of our outstanding fully diluted common equity; (ii) a valuation at least $1,000,000,000 but less than $2,000,000,000, would result in an initial grant under the Howard IPO Award equal to 0.75% of our fully diluted common equity; and (iii) a valuation at least $2,000,000,000, would result in an initial grant under the Howard IPO Award equal to 1.0% of our outstanding fully diluted common equity. No initial grant under the Howard IPO Award would be made as a result of our IPO if the valuation of the Company calculated as described above was below $750,000,000. The initial Howard IPO Award resulted in a grant equal to 0.5% of our fully diluted common equity, or 241,831 shares on December 17, 2019, which settled in March 2020.
If during the twenty-four month period immediately following the effectiveness of our IPO, the Company achieves a “market cap threshold” (calculated based on the 30-day average of the product of the closing price per share of our Class A common stock on a trading day and the number of shares outstanding on such trading day using the treasury stock method) of $1,000,000,000 or greater, Mr. Howard is eligible to receive RSU awards under our Class B Plan equal to: (i) 0.25% of our fully diluted common equity as of the date of our IPO, or 120,916 shares, upon the Company’s achievement of a market cap threshold of $1,000,000,000; and (ii) 0.25% of our fully diluted common equity as of the date of our IPO, or 120,916 shares, upon the Company’s achievement of a market cap threshold of $2,000,000,000, in each case, to the extent the applicable market cap threshold value was not previously achieved in connection with any previous grant made under the Howard IPO Award, and subject to Mr. Howard’s continued service to the Company through each applicable award date. All such RSUs granted pursuant to the Howard IPO Award will be fully vested and the maximum number of Class B common stock issuable upon settlement of such RSUs will not exceed 1.0% of our fully diluted common equity (as described above). In February 2020, Mr. Howard received 120,916 RSUs upon the Company’s achievement of a market cap threshold of $1,000,000,000 which have not yet settled as of March 31, 2020.
In connection with RSUs granted to Mr. Howard pursuant to the Howard IPO Award that immediately vested in February 2020, we recognized $1.4 million of stock-based compensation expense in the first quarter of 2020. Because the maximum company valuation was not achieved as of March 31, 2020, Mr. Howard will remain eligible to receive an additional grant up to the maximum award contemplated by the Howard IPO Award if a certain market capitalization threshold is achieved during the first twenty-four months following the completion of our IPO (as described above). We expect that the remaining compensation expense to be recognized in connection with the Howard IPO Award will be $0.6 million.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $137.4 million as of March 31, 2020, all of which was invested in money market accounts. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We did not have any outstanding debt under our $40.0 million revolving credit line as of March 31, 2020. The line of credit carries a variable interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate and is available through January 31, 2022. See “Item 2 - Management’s Discussion and Analysis of of Financial Condition and Results of Operations—Liquidity and Capital Resources—SVB Credit Facility.”
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2020. Because of the material weakness in our internal control over financial reporting, as discussed below, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report. In light of this, our management, including the CEO and CFO, has performed additional analyses, reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
During 2019 and the three months ended March 31, 2020, management continued to implement remediation initiatives in response to the previously identified material weakness, including but not limited to, hiring additional qualified accounting and financial reporting personnel and further evolving our accounting processes, including those designed to strengthen our review process related to accounting for non-recurring transactions and transactions requiring more complex accounting judgment. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, this material weakness has not been remediated as of March 31, 2020. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected in a timely manner.
Our remediation efforts are ongoing and subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting.
Notwithstanding the material weakness, our management has concluded the condensed consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.
Changes in internal controls
Other than implementation of the initiatives to remediate the material weakness noted above, there were no changes in our internal controls over financial reporting during the period covered by this

Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business. We are not currently a party to any material pending legal proceedings.
Item 1A. Risk Factors
Other than the risk factors set forth below, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” ) in response to Part 1, Item 1A of the Form 10-K.
The effects of the COVID-19 pandemic are unpredictable and may materially affect our customers and how we operate our business, and the duration and extent to which the pandemic continues to threaten our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus disease (“COVID-19”) was identified. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide and has caused significant volatility in U.S. and international debt and equity markets.
Examples of how COVID-19 may impact our business, results of operations and Class A common stock price include, but are not limited to:

•
COVID-19 may cause companies to decrease marketing and social media spending, making it more difficult for us to acquire new customers, as well as retain and upsell existing customers. A key factor in our ability to acquire a new customer and retain and increase the spending of an existing customer is the customer’s marketing or social media budget. The economic stress of COVID-19 may cause companies to decrease or freeze their marketing and social media budget. This may prevent prospective customers from converting to paying customers and prevent existing customers from renewing an existing subscription or increasing their spending with us or cause our existing customers to terminate their subscriptions. We may experience longer sales cycles and greater uncertainty regarding our sales pipeline for a given quarter. In addition, the impact of COVID-19 could reduce interest in our webinars, blogs, thought leadership and social media engagement, thereby reducing traffic to our web properties and free trials. A reduction in volume or quality of our inbound marketing funnel could have an adverse impact on our business and results of operations.

•
Customers may be less likely to pay us on-time or at all. For the fiscal year ended December 31, 2019 and the quarter ended March 31, 2020, 99% of our revenue was from subscriptions. Customers under economic stress from COVID-19 may be less willing or may be unable to pay our invoices as they become due. This could, in-turn, cause a decrease in our revenue, an increase in our account receivables and the aging of our accounts receivables.

•
COVID-19 and related government responses to address the COVID-19 pandemic may cause sudden and extreme changes in our Class A common stock price. Since COVID-19 was first reported, the volatility of U.S. equity markets increased to historic levels. This has caused extreme fluctuations in the market price of our Class A common stock. We cannot predict if and when these fluctuations will decrease or increase. In addition to general market conditions, the market price of our Class A common stock could be volatile or decline due to actual or anticipated impact of COVID-19 on our financial condition and results of operations or if our results of operations do not meet the expectations of the investor community or one or more of the analysts who cover our company change their recommendations regarding our company.

The duration and extent of the impact on our business from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time (e.g., the severity and transmission rate of the virus, the extent and effectiveness of containment measures, and the impact of these and other factors on our employees, customers, vendors and partners, including their respective productivity). Furthermore, our limited operating history combined with the uncertainty created by the COVID-19 pandemic significantly increases the difficulty of forecasting operating results and of strategic planning. If we are unable to effectively predict and manage the impact of the COVID-19 pandemic on our business, our results of operations and financial condition may be negatively impacted.

INDEX TO EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Sprout Social’s Current Report on form 8-K (File No. 001-39156) filed on December 17, 2019).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Sprout Social’s Current Report on form 8-K (File No. 001-39156) filed on December 17, 2019).
10.1†	Amended and Restated Executive Employment Agreement, dated as of February 20, 2020, by and between the Registrant and Joe Del Preto.
10.2†	Sprout Social, Inc. Non-Employee Director Compensation Policy (as amended and effective as of April 23, 2020).
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit)/Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

†	Indicates a management contract or compensatory plan or arrangement.

*	Furnished, not filed.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
May 7, 2020	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)