Form 10-Q
period 2020-06-30
Sprout Social, Inc.
filed 2020-08-06
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 31, 2020, there were 41,176,432 shares and 9,793,749 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

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
• our use of the net proceeds from our initial public offering completed on December 17, 2019 (the “IPO”); and
• the other factors set forth under “Part II—Item IA. Risk Factors” in this Quarterly Report and our Quarterly Report filed with the United States Securities and Exchange Commission (“SEC” ) on May 7, 2020, as well as in our Annual Report on Form 10-K under Part I—Item IA, “Risk Factors,” which risks may be heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
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

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share data)

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheet (Unaudited)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$79,792	$135,310
Marketable securities	49,671	—
Accounts receivable, net of allowances of $1,691 and $706 at June 30, 2020 and December 31, 2019, respectively	14,089	11,099
Deferred commissions	6,715	5,574
Prepaid expenses and other assets	4,157	5,050
Total current assets	154,424	157,033
Property and equipment, net	13,410	13,529
Deferred commissions, net of current portion	6,367	5,505
Operating lease, right-of-use assets	10,443	5,618
Goodwill	2,299	2,299
Intangible assets, net	4,769	5,482
Other assets, net	124	125
Total assets	$191,836	$189,591
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,228	$2,049
Deferred revenue	35,264	29,566
Operating lease liabilities	1,941	2,331
Accrued wages and payroll related benefits	4,456	4,053
Accrued expenses and other	5,823	5,057
Total current liabilities	49,712	43,056
Deferred revenue, net of current portion	201	209
Operating lease liabilities, net of current portion	22,889	18,196
Total liabilities	72,802	61,461
Commitments and contingencies (Note 6)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 43,761,312 and 40,961,808 shares issued and outstanding at June 30, 2020, respectively; 41,714,870 and 39,041,065 shares issued and outstanding, at December 31, 2019, respectively	4	4

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 10,081,127 and 9,927,749 shares issued and outstanding at June 30, 2020, respectively; 9,803,933 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	280,104	263,943
Treasury stock, at cost	(26,905)	(20,430)
Accumulated deficit	(134,170)	(115,388)
Total stockholders’ equity	119,034	128,130
Total liabilities and stockholders’ equity	$191,836	$189,591
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Subscription	$31,190	$24,669	$61,519	$48,001
Professional services and other	212	94	418	141
Total revenue	31,402	24,763	61,937	48,142
Cost of revenue
Subscription	8,178	6,154	16,264	11,969
Professional services and other	142	60	264	90
Total cost of revenue	8,320	6,214	16,528	12,059
Gross profit	23,082	18,549	45,409	36,083
Operating expenses
Research and development	7,712	6,424	14,993	12,776
Sales and marketing	14,184	11,728	28,078	22,180
General and administrative	9,528	11,277	21,624	17,361
Total operating expenses	31,424	29,429	64,695	52,317
Loss from operations	(8,342)	(10,880)	(19,286)	(16,234)
Interest expense	(96)	(77)	(191)	(129)
Interest income	53	90	513	195
Other income	101	131	203	280
Loss before income taxes	(8,284)	(10,736)	(18,761)	(15,888)
Income tax expense	18	19	21	30
Net loss and comprehensive loss	$(8,302)	$(10,755)	$(18,782)	$(15,918)
Net loss per share attributable to common shareholders, basic and diluted	$(0.16)	$(0.64)	$(0.37)	$(0.95)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	50,527,432	16,753,014	50,263,061	16,832,105
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2020	50,349,964	$5	$277,485	2,841,959	$(23,652)	$(125,868)	$127,970
Exercise of stock options	364,404	—	138				138
Stock-based compensation expense			2,481				2,481
Issuance of common stock from equity award settlement	175,189	—					—
Taxes paid related to net share settlement of equity awards				110,923	(3,253)		(3,253)
Net loss						(8,302)	(8,302)
Balances at June 30, 2020	50,889,557	$5	$280,104	2,952,882	$(26,905)	$(134,170)	$119,034

	Voting Common Stock		Additional Paid-in Capital	Series A, A-1, B, B-1, C and D Convertible Preferred Stock (in equity)		Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balances at March 31, 2019	16,686,504	$1	$1,850	22,014,263	$102,976	1,973,851	$(10,507)	$(73,744)	$20,576
Exercise of stock options	87,948	—	39						39
Stock-based compensation expense			5,298						5,298
Net issuance of RSA grant	242,155	—				192,281	(2,345)		(2,345)
Net loss								(10,755)	(10,755)
Balances at June 30, 2019	17,016,607	$1	$7,187	22,014,263	$102,976	2,166,132	$(12,852)	$(84,499)	$12,813

Sprout Social, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2019	48,844,998	$5	$263,943	2,673,805	$(20,430)	$(115,388)	$128,130
Exercise of stock options	708,086	—	280				280
Stock-based compensation expense			6,003				6,003
Issuance of common stock from equity award settlement	679,910	—					—
Taxes paid related to net share settlement of equity awards				270,732	(6,335)		(6,335)
Issuance of common stock in connection with underwriters' purchase of over-allotment shares, related to initial public offering, net of underwriters' discounts, commissions and offering costs	629,603	—	9,738				9,738
Exercise of warrants	26,960	—	140	8,345	(140)		—
Net loss						(18,782)	(18,782)
Balances at June 30, 2020	50,889,557	$5	$280,104	2,952,882	$(26,905)	$(134,170)	$119,034

	Voting Common Stock		Additional Paid-in Capital	Series A, A-1, B, B-1, C and D Convertible Preferred Stock (in equity)		Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balances at December 31, 2018	16,679,109	$1	$1,844	22,014,263	$102,976	1,973,851	$(10,507)	$(68,581)	$25,733
Exercise of stock options	95,343	—	45						45
Stock-based compensation expense			5,298						5,298
Net issuance of RSA grant	242,155					192,281	(2,345)		(2,345)
Net loss								(15,918)	(15,918)
Balances at June 30, 2019	17,016,607	$1	$7,187	22,014,263	$102,976	2,166,132	$(12,852)	$(84,499)	$12,813

See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(18,782)	$(15,918)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation of property and equipment	1,434	1,335
Amortization of line of credit issuance costs	118	98
Amortization of premium on investments	51	—
Amortization of acquired intangible assets	713	771
Amortization of deferred commissions	3,414	2,126
Amortization of right-of-use operating lease asset	687	587
Stock-based compensation expense	6,003	5,298
Provision for accounts receivable allowances	1,340	685
Changes in operating assets and liabilities
Accounts receivable	(4,330)	643
Prepaid expenses and other current assets	807	(876)
Deferred commissions	(5,417)	(2,748)
Accounts payable and accrued expenses	942	(660)
Deferred revenue	5,690	2,848
Lease liabilities	(1,215)	(629)
Net cash (used in) operating activities	(8,545)	(6,440)
Cash flows from investing activities
Purchases of property and equipment	(808)	(375)
Purchases of marketable securities	(49,722)	—
Net cash (used in) investing activities	(50,530)	(375)
Cash flows from financing activities
Proceeds from underwriters' purchase of over-allotment shares, related to the Company's initial public offering, net of underwriters’ discounts and commissions	9,954	—
Payments for line of credit issuance costs	(126)	(47)
Proceeds from exercise of stock options	280	45
Employee taxes paid related to the net share settlement of stock-based awards	(6,335)	—
Payments of deferred offering costs	(216)	(529)
Net cash provided by (used in) financing activities	3,557	(531)
Net increase (decrease) in cash and cash equivalents	(55,518)	(7,346)
Cash and cash equivalents
Beginning of period	135,310	26,190
End of period	$79,792	$18,844
Supplemental noncash disclosures
Operating lease liability arising from operating ROU asset obtained	$5,417	$—
Property and equipment acquired under lease incentives	$101	$—
Noncash exercise of stock warrants	$140	$—
Deferred offering costs, accrued but not yet paid	$—	$1,236
Employee taxes related to the net share settlement of stock-based awards, accrued but not yet paid	$—	$2,345
Balance of property and equipment in accounts payable	$551	$—
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. As the extent and duration of the impact of the COVID-19 pandemic remains uncertain, the Company’s estimates and judgments may evolve as conditions change. The Company is not aware of any events or

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of August 6, 2020, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. There have been no significant changes to these policies during the six months ended June 30, 2020, except as noted below.
Marketable Securities
Marketable securities consist of corporate bonds, commercial paper, and U.S. Treasury securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair values. Unrealized gains and losses for the available-for-sale debt securities that are unrelated to credit loss factors are recorded in accumulated other comprehensive income (loss), or AOCI. As of June 30, 2020 and December 31, 2019, the Company’s AOCI balance was insignificant. Unrealized losses determined to be credit-related are recorded as Other income in the consolidated statements of operations and comprehensive loss and as an allowance for credit losses on Marketable securities on the consolidated balance sheet. As of June 30, 2020, the gross unrealized loss on available-for-sale debt securities was immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities.
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
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancelable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended June 30, 2020 and 2019 that was included in deferred revenue at the beginning of each period was $16.4 million and $11.4 million, respectively. The amount of revenue recognized during the six months ended June 30, 2020 and 2019 that was included in deferred revenue at the beginning of each period was $22.3 million and $16.6 million, respectively.
As of December 31, 2019, including amounts already invoiced and amounts contracted but not yet invoiced, $42.1 million of revenue was expected to be recognized from remaining performance obligations, of which 91% is expected to be recognized in the next 12 months, with the remainder expected to be recognized the following year. As of June 30, 2020, including amounts already invoiced and amounts contracted but not yet invoiced, $50.9 million of revenue is expected to be recognized from remaining performance obligations, of which 86% is expected to be recognized in the next 12 months, with the remainder expected to be recognized the following year.

3.	Operating Leases
The Company entered into operating lease agreements for offices in Chicago, Illinois, San Francisco, California, and Seattle, Washington. The operating leases require escalating monthly rental payments ranging from $17,000 to $280,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Chicago lease expires in January 2028 and the Seattle lease expired in July 2020. The San Francisco lease expired in June 2019. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
On January 21, 2020, the Company entered into a new lease agreement for an office in Seattle, Washington with an expected total future commitment of $7.9 million, expected lease commencement date in August 2020 and is expected to expire in November 2030. For accounting purposes under ASC 842, the lease commenced on January 23, 2020, resulting in the recording of a $5.4 million right-of-use operating lease asset and operating lease liability.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a summary of operating lease assets and liabilities as of June 30, 2020 (in thousands):

Assets
Operating lease right-of-use assets	$10,443
Liabilities
Operating lease liabilities	1,941
Operating lease liabilities, non-current	22,889
Total operating lease liabilities	$24,830

The following table provides information about leases on the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating lease expense	$733	$592	$1,407	$1,202
Variable lease expense	806	858	1,582	1,681
Sublease income	102	131	203	280

Within the condensed consolidated statements of operations and comprehensive loss, operating and variable lease expense are recorded in General and administrative expenses and sublease income is recorded in Other income. Cash payments related to operating leases for the six months ended June 30, 2020 and June 30, 2019 were $3.2 million and $2.7 million, respectively. As of June 30, 2020, the weighted-average remaining lease term is 8.2 years and the weighted-average discount rate is 5.7%.
Remaining maturities of operating lease liabilities as of June 30, 2020 are as follows (in thousands):

Years ending December 31,
2020	$1,536
2021	3,840
2022	3,930
2023	4,021
2024	4,117
Thereafter	16,353
Total future minimum lease payments	$33,797
Less: imputed interest	(6,971)
Less: lease incentives(1)	(1,996)
Total operating lease liabilities	$24,830
_________________

(1)	Includes lease incentives that will be realized in 2020.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Income Taxes
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
There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the six months ended June 30, 2020, the Company recognized an immaterial provision related to foreign income taxes.
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 by the United States. We are continuing to analyze the CARES Act, but it did not have a material impact on our provision for income taxes for the quarter ended June 30, 2020.

5.	Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$169	$—	$464	$—
Research and development	450	—	934	—
Sales and marketing	697	—	1,166	—
General and administrative	1,165	5,298	3,439	5,298
Total stock-based compensation	$2,481	$5,298	$6,003	$5,298

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Contractual commitments as of June 30, 2020 are as follows (in thousands):

Years ending December 31,
2020	$6,786
2021	20,486
2022	27,495
2023	15,222
2024	—
Thereafter	—
Total contract commitments	$69,989

Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the period ended June 30, 2020.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the period ended June 30, 2020.

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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of June 30, 2020 and December 31, 2019, there were no significant long-lived assets held by entities outside of the United States.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 28% for each of the six months ended June 30, 2020 and 2019, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Americas	$24,592	$19,542	$48,392	$37,781
EMEA	5,048	3,882	10,059	7,615
Asia Pacific	1,762	1,339	3,486	2,746
Total	$31,402	$24,763	$61,937	$48,142

8.	Net Loss per Share
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders	$(8,302)	$(10,755)	$(18,782)	$(15,918)
Weighted average common shares outstanding	50,527,432	16,753,014	50,263,061	16,832,105
Net loss per share, basic and diluted	$(0.16)	$(0.64)	$(0.37)	$(0.95)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive. The Company’s RSUs included a triggering liquidation performance condition prior to vesting. As such, these are treated as contingently issuable shares and were excluded from potential dilutive impact until the triggering liquidation performance condition was satisfied upon completion of the IPO on December 17, 2019.

	June 30,
	2020	2019
Stock options outstanding	416,081	1,275,473
RSUs	2,155,006	—
Convertible preferred stock	—	22,014,263
Warrants	—	35,305
Total potentially dilutive shares	2,571,087	23,325,041

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Fair Value Measurements
The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•
Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity.
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$75,147	$—	$—	$75,147
Marketable Securities:
Corporate bonds	—	23,061	—	23,061
Commercial paper	—	16,444	—	16,444
U.S. Treasury securities	—	10,166	—	10,166
Total assets	$75,147	$49,671	$—	$124,818

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$129,280	$—	$—	$129,280
Total assets	$129,280	$—	$—	$129,280

The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted prices on active markets. Marketable securities are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
As of June 30, 2020, the Company held investment-grade marketable securities that had maturities within one year and were accounted for as available-for-sale securities. There was not a significant difference between the amortized cost and fair value of these securities.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Subsequent Events
The Company has evaluated subsequent events after the balance sheet date through August 6, 2020, the date the financial statements were issued. Management has determined that no events or transactions have occurred subsequent to the balance sheet date that require disclosure in the financial statements.

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
We generated revenue of $31.4 million and $24.8 million during the three months ended June 30, 2020 and 2019, respectively, representing growth of 27%. Excluding the impact of the 2017 acquisition of Simply Measured, Inc., or Simply Measured, our organic growth rate during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was 35%. This organic growth rate excludes the impact of revenue generated from legacy Simply Measured products as well as revenue from the transition of legacy customers to our platform up to an amount equal to such customers’ prior spend on legacy Simply Measured products. This organic growth rate includes all incremental revenue generated above such prior spend from the sale of additional or higher-priced products and users and profiles to legacy customers of Simply Measured. We generated revenue of $61.9 million and $48.1 million during the six months ended June 30, 2020 and 2019, respectively, representing growth of 29%. Our organic growth rate was 38% during the same period. In the three and six months ended June 30, 2020, software subscriptions contributed 99% of our revenue.

We generated net losses of $8.3 million and $10.8 million during the three months ended June 30, 2020 and 2019, respectively, which included stock-based compensation expense of $2.5 million and $5.3 million during the three months ended June 30, 2020 and 2019, respectively. We generated net losses of $18.8 million and $15.9 million during the six months ended June 30, 2020 and 2019, respectively, which included stock-based compensation expense of $6.0 million and $5.3 million during the six months ended June 30, 2020 and 2019, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
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
Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, our operational and financial performance were not materially impacted by COVID-19 during the six months ended June 30, 2020. Our recent IPO in December 2019 resulted in $134.3 million net proceeds, as well as an additional $10.0 million of net proceeds received in January 2020 as a result of our sale of over-allotment shares to the underwriters of our IPO, all of which strengthened our liquidity position prior to the pandemic.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the six months ended June 30, 2020 was approximately 28% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India and Australia to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of June 30,
	2020	2019
Number of customers	24,356	22,418
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

	As of June 30,
	2020	2019
	(in thousands)
Total ARR	$130,785	$102,706

Organic ARR
Organic ARR is ARR excluding the impact of recurring revenue generated from legacy Simply Measured products. We believe organic ARR is an indicator of the scale and visibility of our core platform while mitigating fluctuations due to seasonality and contract term.

	As of June 30,
	2020	2019
	(in thousands)
Organic ARR	$129,401	$96,118
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
We define customers contributing more than $10,000 in ARR as those on a paid subscription plan that had more than $10,000 in ARR as of a period end.

	As of June 30,
	2020	2019
Number of customers contributing more than $10,000 in ARR	2,544	1,650
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
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expenses on outstanding line of credit balances and is offset by interest income earned on our cash and investment balances.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Revenue
Subscription	$31,190	$24,669	$61,519	$48,001
Professional services and other	212	94	418	141
Total revenue	31,402	24,763	61,937	48,142
Cost of revenue(1)
Subscription	8,178	6,154	16,264	11,969
Professional services and other	142	60	264	90
Total cost of revenue	8,320	6,214	16,528	12,059
Gross profit	23,082	18,549	45,409	36,083
Operating expenses
Research and development(1)	7,712	6,424	14,993	12,776
Sales and marketing(1)	14,184	11,728	28,078	22,180
General and administrative(1)	9,528	11,277	21,624	17,361
Total operating expenses	31,424	29,429	64,695	52,317
Loss from operations	(8,342)	(10,880)	(19,286)	(16,234)
Interest expense	(96)	(77)	(191)	(129)
Interest income	53	90	513	195
Other income	101	131	203	280
Loss before income taxes	(8,284)	(10,736)	(18,761)	(15,888)
Income tax expense	18	19	21	30
Net loss and comprehensive loss	$(8,302)	$(10,755)	$(18,782)	$(15,918)
_______________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$169	$—	$464	$—
Research and development	450	—	934	—
Sales and marketing	697	—	1,166	—
General and administrative	1,165	5,298	3,439	5,298
Total stock-based compensation	$2,481	$5,298	$6,003	$5,298

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(as a percentage of total revenue)
Revenue
Subscription	99%	100%	99%	100%
Professional services and other	1%	—%	1%	—%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	26%	25%	26%	25%
Professional services and other	—%	—%	—%	—%
Total cost of revenue	26%	25%	26%	25%
Gross profit	74%	75%	74%	75%
Operating expenses
Research and development	25%	26%	24%	27%
Sales and marketing	45%	47%	45%	46%
General and administrative	30%	46%	35%	36%
Total operating expenses	100%	119%	104%	109%
Loss from operations	(26)%	(44)%	(30)%	(34)%
Interest expense	—%	—%	—%	—%
Interest income	—%	—%	1%	—%
Other income	—%	1%	—%	1%
Loss before income taxes	(26)%	(43)%	(29)%	(33)%
Income tax expense	—%	—%	—%	—%
Net loss and comprehensive loss	(26)%	(43)%	(29)%	(33)%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenue

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$31,190	$24,669	$6,521	26%
Professional services and other	212	94	118	126%
Total revenue	$31,402	$24,763	$6,639	27%
Percentage of Total Revenue
Subscription	99%	100%
Professional services and other	1%	—%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 22,418 as of June 30, 2019 to 24,356 as of June 30, 2020. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$8,178	$6,154	$2,024	33%
Professional services and other	142	60	82	137%
Total cost of revenue	8,320	6,214	$2,106	34%
Gross profit	$23,082	$18,549	$4,533	24%
Gross margin
Total gross margin	74%	75%
The increase in cost of subscription revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the following:

Change
(in thousands)
Data provider fees	$1,247
Personnel costs	328
Stock-based compensation expense	169
Other	280
Subscription cost of revenue	$2,024
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 23% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation was due to the expense related to employee restricted stock units (“RSUs”) vesting since the completion of our IPO on December 17, 2019.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$7,712	$6,424	$1,288	20%
Percentage of total revenue	25%	26%

The increase in research and development expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$450
Personnel costs	878
Other	(40)
Research and development	$1,288
The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019. Personnel costs increased as a result of increased headcount to grow our research and development teams to drive our technology innovation through the development of new products and features.
Sales and Marketing

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$14,184	$11,728	$2,456	21%
Percentage of total revenue	45%	47%
The increase in sales and marketing expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the following:

Change
(in thousands)
Personnel costs	$1,915
Stock-based compensation expense	697
Other	(156)
Sales and marketing	$2,456
Personnel costs increased primarily as a result of a 21% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019.
General and Administrative

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$9,528	$11,277	$(1,749)	(16)%
Percentage of total revenue	30%	46%

The decrease in general and administrative expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$(4,133)
Personnel costs	1,388
Other	996
General and administrative	$(1,749)
The decrease in stock-based compensation was due to a restricted stock award to our Chief Executive Officer that immediately vested in June 2019, partially offset by the expense in 2020 related to employee RSUs vesting since the completion of our IPO on December 17, 2019. Personnel costs increased primarily as a result of a 40% increase in headcount as we continue to grow our business and operate as a publicly traded company.
Interest Income (Expense), Net

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income (expense), net	$(43)	$13	$(56)	n/m(1)
Percentage of total revenue	—%	—%
_________________

(1)	Calculated metric is not meaningful.
The increase in net interest expense was driven by fees associated with our revolving line of credit.
Other Income

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income	$101	$131	$(30)	(23)%
Percentage of total revenue	—%	1%
The decrease in other income is due to sublease rental income declining as the San Francisco office leased expired in June 2019.

Income Tax Expense

	Three Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Income tax expense	$18	$19	$(1)	n/m(1)
Percentage of total revenue	—%	—%
_________________

(1)	Calculated metric is not meaningful.
The decrease in income tax expense is due to the provision related to foreign income taxes.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenue

	Six Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$61,519	$48,001	$13,518	28%
Professional services and other	418	141	277	196%
Total revenue	$61,937	$48,142	$13,795	29%
Percentage of Total Revenue
Subscription	99%	100%
Professional services and other	1%	—%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 22,418 as of June 30, 2019 to 24,356 as of June 30, 2020. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$16,264	$11,969	$4,295	36%
Professional services and other	264	90	174	193%
Total cost of revenue	16,528	12,059	$4,469	37%
Gross profit	$45,409	$36,083	$9,326	26%
Gross margin
Total gross margin	74%	75%
The increase in cost of subscription revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,220
Personnel costs	1,127
Stock-based compensation expense	464
Other	484
Subscription cost of revenue	$4,295
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 23% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$14,993	$12,776	$2,217	17%
Percentage of total revenue	24%	27%

The increase in research and development expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$934
Personnel costs	1,341
Other	(58)
Research and development	$2,217
The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019. Personnel costs increased as a result of increased headcount to grow our research and development teams to drive our technology innovation through the development of new products and features.
Sales and Marketing

	Six Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$28,078	$22,180	$5,898	27%
Percentage of total revenue	45%	46%
The increase in sales and marketing expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the following:

Change
(in thousands)
Personnel costs	$4,479
Stock-based compensation expense	1,166
Other	253
Sales and marketing	$5,898
Personnel costs increased primarily as a result of a 21% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019.
General and Administrative

	Six Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$21,624	$17,361	$4,263	25%
Percentage of total revenue	35%	36%

The increase in general and administrative expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$(1,859)
Personnel costs	3,882
Bad debt expense	655
Other	1,585
General and administrative	$4,263
The decrease in stock-based compensation was due to a restricted stock award to our Chief Executive Officer that immediately vested in June 2019, partially offset by the expense in 2020 related to employee RSUs vesting since the completion of our IPO on December 17, 2019, of which the largest component related to the vesting of a RSU award granted to our President and Chief Executive Officer in connection with achievement of a market capitalization threshold that immediately vested in February 2020. Personnel costs increased primarily as a result of a 40% increase in headcount as we continue to grow our business and operate as a publicly traded company. Bad debt expense increased due to higher accounts receivable balances and our consideration of the potential impact of COVID-19 on our customers’ ability to pay.
Interest Income (Expense), Net

	Six Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income (expense), net	$322	$66	$256	n/m(1)
Percentage of total revenue	1%	—%
_________________

(1)	Calculated metric is not meaningful.
The increase in net interest income was driven by interest earned on cash deposits related to our IPO Proceeds.
Other Income

	Six Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income	$203	$280	$(77)	(28)%
Percentage of total revenue	—%	1%
The decrease in other income is due to sublease rental income declining as the San Francisco office leased expired in June 2019.

Income Tax Expense

	Six Months Ended June 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Income tax expense	$21	$30	$(9)	n/m(1)
Percentage of total revenue	—%	—%
_________________

(1)	Calculated metric is not meaningful.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
Non-GAAP operating loss	$(5,861)	$(5,582)	$(13,283)	$(10,936)
Non-GAAP net loss	(5,821)	(5,457)	(12,779)	(10,620)
Non-GAAP net loss per share	(0.11)	(0.32)	(0.25)	(0.63)
Free cash flow	$(4,537)	$(2,786)	$(9,353)	$(6,815)

Non-GAAP Operating Loss
We define non-GAAP operating loss as GAAP loss from operations, excluding stock-based compensation expense. We believe non-GAAP operating loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance, particularly given the impact of stock-based compensation expense recognized in the six months ended June 30, 2020 after the completion of our December 2019 IPO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Non-GAAP operating loss	(dollars in thousands)
Loss from operations	$(8,342)	$(10,880)	$(19,286)	$(16,234)
Stock-based compensation expense	2,481	5,298	6,003	5,298
Non-GAAP operating loss	$(5,861)	$(5,582)	$(13,283)	$(10,936)
Non-GAAP Net Loss
We define non-GAAP net loss as GAAP net loss and comprehensive loss, excluding stock-based compensation expense. We believe non-GAAP net loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance, particularly given the impact of stock-based compensation expense recognized in the six months ended June 30, 2020 after the completion of our December 2019 IPO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Non-GAAP net loss	(dollars in thousands)
Net loss and comprehensive loss	$(8,302)	$(10,755)	$(18,782)	$(15,918)
Stock-based compensation expense	2,481	5,298	6,003	5,298
Non-GAAP net loss	$(5,821)	$(5,457)	$(12,779)	$(10,620)

Non-GAAP Net Loss per Share
We define non-GAAP net loss per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense. We believe non-GAAP net loss per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance, particularly given the impact of stock-based compensation expense recognized in the six months ended June 30, 2020 after the completion of our December 2019 IPO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Non-GAAP net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.16)	$(0.64)	$(0.37)	$(0.95)
Stock-based compensation expense per share	0.05	0.32	0.12	0.32
Non-GAAP net loss per share	$(0.11)	$(0.32)	$(0.25)	$(0.63)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Free cash flow	(dollars in thousands)
Net cash (used in) operating activities	$(4,042)	$(2,567)	$(8,545)	$(6,440)
Purchases of property and equipment	(495)	(219)	(808)	(375)
Free cash flow	$(4,537)	$(2,786)	$(9,353)	$(6,815)

Liquidity and Capital Resources
Our liquidity and capital resources were not materially impacted by the COVID-19 pandemic and the governmental responses to address the pandemic and the related economic impact during the six months ended June 30, 2020. For further discussion regarding the future potential impacts of COVID-19 and the related economic impacts on our liquidity and capital resources, see “Outlook” and “Part II - Item 1A - Risk Factors”.
As of June 30, 2020, our principal sources of liquidity were cash and cash equivalents of $79.8 million, marketable securities of $49.7 million and net accounts receivable of $14.1 million. We have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and statement of cash flows. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term if the COVID-19 pandemic and the governmental responses to address the pandemic and any re-emergence of COVID-19 persist for a prolonged period of time. The impact of the COVID-19 pandemic on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
In November 2019, we amended the SVB Credit Facility to increase the Revolver (including the exercise of the Incremental Revolver, as amended) to $40.0 million and amended, among other terms, levels for the minimum adjusted EBITDA and minimum liquidity covenants, the advance rate and the interest rate. The November 2019 amendment includes a “streamline period”, or Streamline Period, concept, which occurs when we maintain, for every consecutive day in the immediately preceding fiscal quarter, the sum of (i) unrestricted cash at SVB plus (ii) unused availability under the Revolver in an amount equal to or greater than $75.0 million (the Streamline Balance). Any Streamline Period terminates on the earlier of the occurrence of an event of default and failure to maintain the Streamline Balance. The minimum adjusted EBITDA and minimum liquidity covenants do not apply during any Streamline Period. As of June 30, 2020, we did not have any outstanding principal balance under the SVB Credit Facility.
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
The SVB Credit Facility contains customary negative covenants that limit our ability to, or require mandatory prepayment in the event that we, among other things, incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, add new offices or business locations, make certain investments, pay dividends, transfer or dispose of certain assets, liquidate or dissolve and enter into various specified transactions. The SVB Credit Facility also contains affirmative covenants, including certain financial covenants such as minimum adjusted EBITDA and minimum liquidity covenants and financial reporting requirements. With limited exceptions, our obligations under the SVB Credit Facility are secured by all of our property other than intellectual property (which is subject to a negative pledge). As of June 30, 2020, we were in compliance with the covenants in the SVB Credit Facility.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Net cash (used in) operating activities	$(8,545)	$(6,440)
Net cash (used in) investing activities	(50,530)	(375)
Net cash provided by (used in) financing activities	3,557	(531)
Net increase (decrease) in cash	$(55,518)	$(7,346)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities.
Net cash used in operating activities during the six months ended June 30, 2020 was $8.5 million, which resulted from a net loss of $18.8 million adjusted for non-cash charges of $13.8 million and net cash outflow of $3.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $6.0 million of stock-based compensation expense, $2.1 million of depreciation and intangible asset amortization expense, $3.4 million for amortization of deferred contract acquisition costs, which were primarily commissions, $1.3 million for bad debt expense and $0.7 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $5.4 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $4.3 million increase in gross accounts receivable, and a $1.2 million decrease in operating lease liabilities. These outflows were primarily offset by a $5.7 million increase in deferred revenue and a $0.9 million increase in accounts payable and other accrued liabilities.
Net cash used in operating activities during the six months ended June 30, 2019 was $6.4 million, which resulted from a net loss of $15.9 million adjusted for non-cash charges of $10.9 million and net cash outflow of $1.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $5.3 million of stock-based compensation expense, $2.1 million of depreciation and intangible asset amortization expense, $2.1 million for amortization of deferred contract acquisition costs, which were primarily commissions, $0.6 million of amortization of right-of-use, or ROU, operating lease assets and $0.7 million for bad debt expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $2.7 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $0.9 million increase in prepaid expenses, a $0.7 million decrease in accounts payable and other accrued liabilities and a $0.6 million decrease in operating lease liabilities. These outflows were offset by a $2.8 million increase in deferred revenue and a $0.6 million increase in accounts receivable due to the growth of our business.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 was $50.5 million, which was primarily due to the $49.7 million purchase of marketable securities in June 2020.
Net cash used in investing activities for the six months ended June 30, 2019 was $0.4 million, which was primarily due to purchases of computer equipment and hardware.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 was $3.6 million, which was primarily the result of $10.0 million of net proceeds from our sale of over-allotment shares to the underwriters of our IPO, offset by $6.3 million in payments related to the employee withholding taxes as a result of the net settlement of stock-based awards.
Net cash used in financing activities for the six months ended June 30, 2019 was $0.5 million, which was primarily driven by payments of deferred costs associated with our IPO.
Contractual Obligations
The following table summarizes our non-cancellable contractual obligations as of June 30, 2020.

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
			(in thousands)
Operating lease obligations(1)	$33,797	$3,449	$7,861	$8,230	$14,257
Other purchase obligations(2)	69,989	17,029	52,960	—	—
Total	$103,786	$20,478	$60,821	$8,230	$14,257
_________________

(1)	Excludes $2.0 million of lease incentives that will be realized in 2020.

(2)	Consists of minimum guaranteed purchase commitments for data and services.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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

Our significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. There have been no significant changes to these policies during the six months ended June 30, 2020, other than those described below and in Note 1.
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
If during the twenty-four month period immediately following the effectiveness of our IPO, the Company achieves a “market cap threshold” (calculated based on the 30-day average of the product of the closing price per share of our Class A common stock on a trading day and the number of shares outstanding on such trading day using the treasury stock method) of $1,000,000,000 or greater, Mr. Howard is eligible to receive RSU awards under our Class B Plan equal to: (i) 0.25% of our fully diluted common equity as of the date of our IPO, or 120,916 shares, upon the Company’s achievement of a market cap threshold of $1,000,000,000; and (ii) 0.25% of our fully diluted common equity as of the date of our IPO, or 120,916 shares, upon the Company’s achievement of a market cap threshold of $2,000,000,000, in each case, to the extent the applicable market cap threshold value was not previously achieved in connection with any previous grant made under the Howard IPO Award, and subject to Mr. Howard’s continued service to the Company through each applicable award date. All such RSUs granted pursuant to the Howard IPO Award will be fully vested and the maximum number of Class B common stock issuable upon settlement of such RSUs will not exceed 1.0% of our fully diluted common equity (as described above). In February 2020, Mr. Howard received 120,916 RSUs upon the Company’s achievement of a market cap threshold of $1,000,000,000, which settled in June 2020.
In connection with RSUs granted to Mr. Howard pursuant to the Howard IPO Award that immediately vested in February 2020, we recognized $1.4 million of stock-based compensation expense in the first quarter of 2020. Because the maximum company valuation was not achieved through June 30, 2020, Mr. Howard will remain eligible to receive an additional grant up to the maximum award contemplated by the Howard IPO Award if a certain market capitalization threshold is achieved during the first twenty-four months following the completion of our IPO (as described above). We expect that the remaining compensation expense to be recognized in connection with the Howard IPO Award will be $0.4 million.

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
We had cash and cash equivalents totaling $79.8 million as of June 30, 2020, the majority of which was invested in money market accounts. We also had marketable securities of $49.7 million which were invested in investment-grade corporate bonds, commercial paper and U.S. Treasury securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments and marketable securities. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We did not have any outstanding debt under our $40.0 million revolving credit line as of June 30, 2020. The line of credit carries a variable interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate and is available through January 31, 2022. See “Item 2 - Management’s Discussion and Analysis of of Financial Condition and Results of Operations—Liquidity and Capital Resources—SVB Credit Facility.”
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2020. Because of the material weakness in our internal control over financial reporting, as discussed below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report. In light of this, our management, including the CEO and CFO, has performed additional analyses, reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
During 2019 and the six months ended June 30, 2020, management continued to implement remediation initiatives in response to the previously identified material weakness, including but not limited to, hiring additional qualified accounting and financial reporting personnel and further evolving our accounting processes, including those designed to strengthen our review process related to accounting for non-recurring transactions and transactions requiring more complex accounting judgment. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, this material weakness has not been remediated as of June 30, 2020. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected in a timely manner.
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
The effects of the COVID-19 pandemic are unpredictable and may materially affect our customers and how we operate our business, and the duration and extent to which the pandemic continues (including any re-emergence of COVID-19) to threaten our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus disease (“COVID-19”) was identified. On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. The pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide and has caused significant volatility in U.S. and international debt and equity markets.
Examples of how COVID-19 may impact our business, results of operations and Class A common stock price include, but are not limited to:

•
COVID-19 may cause companies to decrease marketing and social media spending, or pause such spending altogether, making it more difficult for us to acquire new customers, as well as retain and upsell existing customers. A key factor in our ability to acquire a new customer and retain and increase the spending of an existing customer is the customer’s marketing or social media budget. The economic stress of COVID-19 may cause companies to decrease or freeze their marketing and social media budget and we cannot predict the length that such budgets will be impacted. This may prevent prospective customers from converting to paying customers and prevent existing customers from renewing an existing subscription or increasing their spending with us or cause our existing customers to terminate their subscriptions. We may experience longer sales cycles and greater uncertainty regarding our sales pipeline for a given quarter. In addition, the impact of COVID-19 could reduce interest in our webinars, blogs, thought leadership and social media engagement, thereby reducing traffic to our web properties and free trials. A reduction in volume or quality of our inbound marketing funnel could have an adverse impact on our business and results of operations.

•
Customers may be less likely to pay us on-time or at all. For the fiscal year ended December 31, 2019 and the six months ended June 30, 2020, 99% of our revenue was from subscriptions. Customers under economic stress from COVID-19 may be less willing or may be unable to pay our invoices as they become due. This could, in-turn, cause a decrease in our revenue, an increase in our account receivables and the aging of our accounts receivables. In the six months ended June 30, 2020, compared to the same period ended June 30, 2019, we increased our bad debt expense by $0.7 million due to our assessment of the potential COVID-19 impact on customer’s ability to pay. It is possible that the impact of COVID-19 may further increase our bad debt expense.

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

Uncertainty in the laws and regulations affecting cross border transfers of personal data may affect the demand and functionality of our services. In the past we have self-certified adherence to the U.S. Department of Commerce’s EU-U.S. Privacy Shield Framework (the “Privacy Shield”), which established a means for legitimizing the transfer of personal data from the European Economic Area (“EEA”) to the United States. On July 16, 2020, the Court of Justice of the European Union invalidated the Privacy Shield. As a result, we may need to establish alternate legitimate means of transferring personal data from the EEA to the United States. The legitimacy of these alternate means are subject to differing interpretations among various European jurisdictions and may result in different European data protection regulators applying differing standards for the transfer of personal data. This creates significant additional uncertainty regarding our ability to lawfully transfer certain personal data from the EEA to the United States and we may need to implement substantial changes to our information technology infrastructure as a result, which could take time and be costly. It is unclear if this ruling will also affect the U.S. Switzerland Privacy Shield Framework.
California also recently enacted legislation, the California Consumer Privacy Act of 2018, or CCPA, that affords consumers expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA went into effect on January 1, 2020. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The California State Attorney General began enforcing the CCPA on July 1, 2020; to the extent that we have not fully implemented the data processing practices and policies necessary to comply with the CCPA, the Attorney General may serve us with an enforcement notice under the CCPA and impose civil penalties for violations. The CCPA also provides for a private right of action for data breaches that may increase data breach litigation.
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

INDEX TO EXHIBITS

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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*	Furnished, not filed.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
August 6, 2020	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)