Form 10-Q
period 2020-09-30
Sprout Social, Inc.
filed 2020-11-10
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 31, 2020, there were 43,440,204 shares and 9,494,249 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

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
• our use of the net proceeds from our initial public offering completed on December 17, 2019 (the “IPO”) and follow-on equity offering completed on August 17, 2020; and
• the other factors set forth under “Part II—Item IA. Risk Factors” in this Quarterly Report and our Quarterly Reports filed with the United States Securities and Exchange Commission (“SEC” ) on May 7, 2020 and August 6, 2020, as well as in our Annual Report on Form 10-K under Part I—Item IA, “Risk Factors,” which risks may be heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheet (Unaudited)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$117,778	$135,310
Marketable securities	49,494	—
Accounts receivable, net of allowances of $1,687 and $706 at September 30, 2020 and December 31, 2019, respectively	14,406	11,099
Deferred commissions	7,456	5,574
Prepaid expenses and other assets	4,565	5,050
Total current assets	193,699	157,033
Property and equipment, net	14,243	13,529
Deferred commissions, net of current portion	7,199	5,505
Operating lease, right-of-use assets	10,274	5,618
Goodwill	2,299	2,299
Intangible assets, net	4,413	5,482
Other assets, net	125	125
Total assets	$232,252	$189,591
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,037	$2,049
Deferred revenue	37,258	29,566
Operating lease liabilities	1,904	2,331
Accrued wages and payroll related benefits	4,900	4,053
Accrued expenses and other	5,555	5,057
Total current liabilities	51,654	43,056
Deferred revenue, net of current portion	239	209
Operating lease liabilities, net of current portion	23,744	18,196
Total liabilities	75,637	61,461
Commitments and contingencies (Note 6)

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 46,122,094 and 43,322,590 shares issued and outstanding at September 30, 2020, respectively; 41,714,870 and 39,041,065 shares issued and outstanding, at December 31, 2019, respectively	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 9,721,627 and 9,568,249 shares issued and outstanding at September 30, 2020, respectively; 9,803,933 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	324,682	263,943
Treasury stock, at cost	(26,905)	(20,430)
Accumulated deficit	(141,167)	(115,388)
Total stockholders’ equity	156,615	128,130
Total liabilities and stockholders’ equity	$232,252	$189,591
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Subscription	$33,370	$26,284	$94,889	$74,285
Professional services and other	296	137	714	278
Total revenue	33,666	26,421	95,603	74,563
Cost of revenue
Subscription	8,588	7,144	24,852	19,113
Professional services and other	186	85	450	175
Total cost of revenue	8,774	7,229	25,302	19,288
Gross profit	24,892	19,192	70,301	55,275
Operating expenses
Research and development	7,693	6,361	22,686	19,137
Sales and marketing	14,774	11,894	42,852	34,074
General and administrative	9,346	6,056	30,970	23,417
Total operating expenses	31,813	24,311	96,508	76,628
Loss from operations	(6,921)	(5,119)	(26,207)	(21,353)
Interest expense	(94)	(70)	(285)	(199)
Interest income	50	61	563	256
Other income	19	108	222	388
Loss before income taxes	(6,946)	(5,020)	(25,707)	(20,908)
Income tax expense	51	19	72	49
Net loss and comprehensive loss	$(6,997)	$(5,039)	$(25,779)	$(20,957)
Net loss per share attributable to common shareholders, basic and diluted	$(0.13)	$(0.30)	$(0.51)	$(1.25)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	51,910,517	16,948,809	50,777,222	16,829,622
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2020	50,889,557	$5	$280,104	2,952,882	$(26,905)	$(134,170)	$119,034
Exercise of stock options	242,081	—	82				82
Stock-based compensation expense			2,560				2,560
Issuance of common stock from equity award settlement	146,701	—					—
Issuance of common stock in connection with follow-on public offering, net of underwriters' discounts, commissions and offering costs	1,612,500	—	41,936				41,936
Net loss						(6,997)	(6,997)
Balances at September 30, 2020	52,890,839	$5	$324,682	2,952,882	$(26,905)	$(141,167)	$156,615

	Voting Common Stock		Additional Paid-in Capital	Series A, A-1, B, B-1, C and D Convertible Preferred Stock (in equity)		Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balances at June 30, 2019	17,016,607	$1	$7,187	22,014,263	$102,976	2,166,132	$(12,852)	$(84,499)	$12,813
Exercise of stock options	29,999	—	17						17
Stock-based compensation expense			65						65
Net loss								(5,039)	(5,039)
Balances at September 30, 2019	17,046,606	$1	$7,269	22,014,263	$102,976	2,166,132	$(12,852)	$(89,538)	$7,856

Sprout Social, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2019	48,844,998	$5	$263,943	2,673,805	$(20,430)	$(115,388)	$128,130
Exercise of stock options	950,167	—	362				362
Stock-based compensation expense			8,563				8,563
Issuance of common stock from equity award settlement	826,611	—					—
Taxes paid related to net share settlement of equity awards				270,732	(6,335)		(6,335)
Issuance of common stock in connection with underwriters' purchase of over-allotment shares, related to initial public offering, net of underwriters' discounts, commissions and offering costs	629,603	—	9,738				9,738
Exercise of warrants	26,960	—	140	8,345	(140)		—
Issuance of common stock in connection with follow-on public offering, net of underwriters' discounts, commissions and offering costs	1,612,500	—	41,936				41,936
Net loss						(25,779)	(25,779)
Balances at September 30, 2020	52,890,839	$5	$324,682	2,952,882	$(26,905)	$(141,167)	$156,615

	Voting Common Stock		Additional Paid-in Capital	Series A, A-1, B, B-1, C and D Convertible Preferred Stock (in equity)		Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balances at December 31, 2018	16,679,109	$1	$1,844	22,014,263	$102,976	1,973,851	$(10,507)	$(68,581)	$25,733
Exercise of stock options	125,342	—	62						62
Stock-based compensation expense			5,363						5,363
Net issuance of RSA grant	242,155					192,281	(2,345)		(2,345)
Net loss								(20,957)	(20,957)
Balances at September 30, 2019	17,046,606	$1	$7,269	22,014,263	$102,976	2,166,132	$(12,852)	$(89,538)	$7,856

See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(25,779)	$(20,957)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation of property and equipment	2,120	2,031
Amortization of line of credit issuance costs	171	149
Amortization of premium on investments	228	—
Amortization of acquired intangible assets	1,070	1,156
Amortization of deferred commissions	5,412	3,380
Amortization of right-of-use operating lease asset	911	811
Stock-based compensation expense	8,563	5,363
Provision for accounts receivable allowances	1,882	1,175
Changes in operating assets and liabilities
Accounts receivable	(5,190)	(912)
Prepaid expenses and other current assets	339	(840)
Deferred commissions	(8,988)	(4,922)
Accounts payable and accrued expenses	713	(333)
Deferred revenue	7,721	5,097
Lease liabilities	(351)	(910)
Net cash (used in) operating activities	(11,178)	(9,712)
Cash flows from investing activities
Purchases of property and equipment	(2,216)	(544)
Purchases of marketable securities	(49,722)	—
Net cash (used in) investing activities	(51,938)	(544)
Cash flows from financing activities
Proceeds from underwriters' purchase of over-allotment shares, related to the Company's initial public offering, net of underwriters’ discounts and commissions	9,954	—
Proceeds from follow-on offering of common stock, net of underwriters' discounts and commissions	42,127	—
Payments for line of credit issuance costs	(118)	(47)
Proceeds from exercise of stock options	362	62
Employee taxes paid related to the net share settlement of stock-based awards	(6,335)	(1,798)
Payments of deferred offering costs	(406)	(1,551)
Net cash provided by (used in) financing activities	45,584	(3,334)
Net (decrease) in cash and cash equivalents	(17,532)	(13,590)
Cash and cash equivalents
Beginning of period	135,310	26,190
End of period	$117,778	$12,600
Supplemental noncash disclosures
Operating lease liability arising from operating ROU asset obtained	$5,472	$—
Noncash exercise of stock warrants	$140	$—
Deferred offering costs, accrued but not yet paid	$—	$1,123
Employee taxes related to the net share settlement of stock-based awards, accrued but not yet paid	$—	$547
Balance of property and equipment in accounts payable	$765	$—
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
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
Follow-on Offering
On August 17, 2020, the Company completed an equity offering in which it issued and sold 1,612,500 shares of Class A common stock, inclusive of the exercised over-allotment option, at a public offering price of $27.50 per share. In addition, 5,287,500 shares of the Company’s common stock were sold by selling shareholders of the Company, inclusive of the over-allotment, as part of this offering. The Company received net proceeds of $42.1 million after deducting underwriting discounts and commissions. The Company did not receive any proceeds from the sale of common stock by selling shareholders.
Initial Public Offering Over-allotment
On January 15, 2020, the Company issued and sold 629,603 shares of Class A common stock for total net proceeds of $10.0 million after deducting underwriting discounts and commissions, as a result of the over-allotment option exercise by the underwriters of the Company’s initial public offering.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. As the extent and duration of the impact of the COVID-19 pandemic remains uncertain, the Company’s estimates and judgments may evolve as conditions change. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of November 10, 2020, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. There have been no significant changes to these policies during the nine months ended September 30, 2020, except as noted below.
Marketable Securities
Marketable securities consist of corporate bonds, commercial paper, and U.S. Treasury securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair values. Unrealized gains and losses for the available-for-sale debt securities that are unrelated to credit loss factors are recorded in accumulated other comprehensive income (loss), or AOCI. As of September 30, 2020 and December 31, 2019, the Company’s AOCI balance was insignificant. Unrealized losses determined to be credit-related are recorded as Other income in the consolidated statements of operations and comprehensive loss and as an allowance for credit losses on Marketable securities on the consolidated balance sheet. As of September 30, 2020, the gross unrealized loss on available-for-sale debt securities was immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities.
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
2.Revenue Recognition
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
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancelable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended September 30, 2020 and 2019 that was included in deferred revenue at the beginning of each period was $17.5 million and $11.3 million, respectively. The amount of revenue recognized during the nine months ended September 30, 2020 and 2019 that was included in deferred revenue at the beginning of each period was $27.0 million and $19.7 million, respectively.
As of December 31, 2019, including amounts already invoiced and amounts contracted but not yet invoiced, $42.1 million of revenue was expected to be recognized from remaining performance obligations, of which 91% is expected to be recognized in the next 12 months, with the remainder expected to be recognized the following year. As of September 30, 2020, including amounts already invoiced and amounts contracted but not yet invoiced, $53.9 million of revenue is expected to be recognized from remaining performance obligations, of which 87% is expected to be recognized in the next 12 months, with the remainder expected to be recognized the following year.
3.Operating Leases
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
On January 21, 2020, the Company entered into a new lease agreement for an office in Seattle, Washington with an expected total future commitment of $7.9 million. The lease commenced in September 2020 and is expected to expire in January 2031. For accounting purposes under ASC 842,

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

the lease commenced on January 23, 2020, resulting in the recording of a $5.4 million right-of-use operating lease asset and operating lease liability.
The following table provides a summary of operating lease assets and liabilities as of September 30, 2020 (in thousands):

Assets
Operating lease right-of-use assets	$10,274
Liabilities
Operating lease liabilities	1,904
Operating lease liabilities, non-current	23,744
Total operating lease liabilities	$25,648
The following table provides information about leases on the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating lease expense	$580	$541	$1,987	$1,743
Variable lease expense	875	926	2,457	2,607
Sublease income	20	108	223	388
Within the condensed consolidated statements of operations and comprehensive loss, operating and variable lease expense are recorded in General and administrative expenses and sublease income is recorded in Other income. Cash payments related to operating leases for the nine months ended September 30, 2020 and September 30, 2019 were $3.5 million and $4.0 million, respectively. As of September 30, 2020, the weighted-average remaining lease term is 8.2 years and the weighted-average discount rate is 5.6%.
Remaining maturities of operating lease liabilities as of September 30, 2020 are as follows (in thousands):

Years ending December 31,
2020	$729
2021	3,768
2022	3,930
2023	4,021
2024	4,112
Thereafter	16,498
Total future minimum lease payments	$33,058
Less: imputed interest	(6,670)
Less: lease incentives(1)	(740)
Total operating lease liabilities	$25,648
_________________
(1)Includes lease incentives that will be realized in 2020.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.Income Taxes
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
There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the nine months ended September 30, 2020, the Company recognized an immaterial provision related to foreign income taxes.
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 by the United States. We are continuing to analyze the CARES Act, but it did not have a material impact on our provision for income taxes for the quarter ended September 30, 2020.
5.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$153	$—	$617	$—
Research and development	509	—	1,443	—
Sales and marketing	667	—	1,833	—
General and administrative	1,231	65	4,670	5,363
Total stock-based compensation	$2,560	$65	$8,563	$5,363

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Contractual commitments as of September 30, 2020 are as follows (in thousands):

Years ending December 31,
2020	$3,393
2021	20,486
2022	27,495
2023	15,222
2024	—
Thereafter	—
Total contract commitments	$66,596
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the period ended September 30, 2020.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the period ended September 30, 2020.
7.Segment and Geographic Data
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of September 30, 2020 and December 31, 2019, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 28% for each of the nine

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

months ended September 30, 2020 and 2019, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Americas	$26,455	$20,780	$74,847	$58,561
EMEA	5,304	4,075	15,363	11,690
Asia Pacific	1,907	1,566	5,393	4,312
Total	$33,666	$26,421	$95,603	$74,563
8.Net Loss per Share
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders	$(6,997)	$(5,039)	$(25,779)	$(20,957)
Weighted average common shares outstanding	51,910,517	16,948,809	50,777,222	16,829,622
Net loss per share, basic and diluted	$(0.13)	$(0.30)	$(0.51)	$(1.25)
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

	September 30,
	2020	2019
Stock options outstanding	174,000	1,178,705
RSUs	2,142,801	—
Convertible preferred stock	—	22,014,263
Warrants	—	35,305
Total potentially dilutive shares	2,316,801	23,228,273

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Fair Value Measurements
The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity.
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$115,222	$—	$—	$115,222
Marketable Securities:
Corporate bonds	—	22,908	—	22,908
Commercial paper	—	16,461	—	16,461
U.S. Treasury securities	—	10,125	—	10,125
Total assets	$115,222	$49,494	$—	$164,716

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$129,280	$—	$—	$129,280
Total assets	$129,280	$—	$—	$129,280
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
As of September 30, 2020, the Company held investment-grade marketable securities that had maturities within one year and were accounted for as available-for-sale securities. There was not a significant difference between the amortized cost and fair value of these securities.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.Subsequent Events
On October 8, 2020, the Company's President and CEO became eligible to receive 120,916 RSUs pursuant to his employment agreement as the Company achieved a market capitalization threshold of $2 billion. Stock-based compensation expense of $0.2 million was recognized in relation to this award.

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
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. Currently, more than 25,000 customers across 100 countries rely on our platform to reach larger audiences, create stronger relationships with their customers and make better business decisions.
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
We generated revenue of $33.7 million and $26.4 million during the three months ended September 30, 2020 and 2019, respectively, representing growth of 27%. Excluding the impact of the 2017 acquisition of Simply Measured, Inc., or Simply Measured, our organic growth rate during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was 34%. This organic growth rate excludes the impact of revenue generated from legacy Simply Measured products as well as revenue from the transition of legacy customers to our platform up to an amount equal to such customers’ prior spend on legacy Simply Measured products. This organic growth rate includes all incremental revenue generated above such prior spend from the sale of additional or higher-priced products and users and profiles to legacy customers of Simply Measured. We generated revenue of $95.6 million and $74.6 million during the nine months ended September 30, 2020 and 2019, respectively, representing growth of 28%. Our organic growth rate was 37% during the same period. In the three and nine months ended September 30, 2020, software subscriptions contributed 99% of our revenue.

We generated net losses of $7.0 million and $5.0 million during the three months ended September 30, 2020 and 2019, respectively, which included stock-based compensation expense of $2.6 million and $0.1 million during the three months ended September 30, 2020 and 2019, respectively. We generated net losses of $25.8 million and $21.0 million during the nine months ended September 30, 2020 and 2019, respectively, which included stock-based compensation expense of $8.6 million and $5.4 million during the nine months ended September 30, 2020 and 2019, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
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
Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, our operational and financial performance were not materially impacted by COVID-19 during the nine months ended September 30, 2020. Our recent IPO in December 2019 resulted in $134.3 million net proceeds, as well as an additional $10.0 million of net proceeds received in January 2020 as a result of our sale of over-allotment shares to the underwriters of our IPO, all of which strengthened our liquidity position prior to the pandemic. The $42.1 million in net proceeds from our equity follow-on offering in August 2020 has further strengthened our liquidity position.
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
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 25,000 customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the nine months ended September 30, 2020 was approximately 28% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India and Australia to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of September 30,
	2020	2019
Number of customers	25,556	23,066
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

	As of September 30,
	2020	2019
	(in thousands)
Total ARR	$141,898	$109,486

Organic ARR
Organic ARR is ARR excluding the impact of recurring revenue generated from legacy Simply Measured products. We believe organic ARR is an indicator of the scale and visibility of our core platform while mitigating fluctuations due to seasonality and contract term.

	As of September 30,
	2020	2019
	(in thousands)
Organic ARR	$140,615	$103,855
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
We define customers contributing more than $10,000 in ARR as those on a paid subscription plan that had more than $10,000 in ARR as of a period end.

	As of September 30,
	2020	2019
Number of customers contributing more than $10,000 in ARR	2,790	1,965
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Revenue
Subscription	$33,370	$26,284	$94,889	$74,285
Professional services and other	296	137	714	278
Total revenue	33,666	26,421	95,603	74,563
Cost of revenue(1)
Subscription	8,588	7,144	24,852	19,113
Professional services and other	186	85	450	175
Total cost of revenue	8,774	7,229	25,302	19,288
Gross profit	24,892	19,192	70,301	55,275
Operating expenses
Research and development(1)	7,693	6,361	22,686	19,137
Sales and marketing(1)	14,774	11,894	42,852	34,074
General and administrative(1)	9,346	6,056	30,970	23,417
Total operating expenses	31,813	24,311	96,508	76,628
Loss from operations	(6,921)	(5,119)	(26,207)	(21,353)
Interest expense	(94)	(70)	(285)	(199)
Interest income	50	61	563	256
Other income	19	108	222	388
Loss before income taxes	(6,946)	(5,020)	(25,707)	(20,908)
Income tax expense	51	19	72	49
Net loss and comprehensive loss	$(6,997)	$(5,039)	$(25,779)	$(20,957)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$153	$—	$617	$—
Research and development	509	—	1,443	—
Sales and marketing	667	—	1,833	—
General and administrative	1,231	65	4,670	5,363
Total stock-based compensation	$2,560	$65	$8,563	$5,363

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%	100%
Professional services and other	1%	1%	1%	—%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	26%	27%	26%	26%
Professional services and other	—%	—%	—%	—%
Total cost of revenue	26%	27%	26%	26%
Gross profit	74%	73%	74%	74%
Operating expenses
Research and development	23%	24%	24%	26%
Sales and marketing	44%	45%	45%	46%
General and administrative	28%	23%	32%	31%
Total operating expenses	95%	92%	101%	103%
Loss from operations	(21)%	(19)%	(27)%	(29)%
Interest expense	—%	—%	—%	—%
Interest income	—%	—%	—%	—%
Other income	—%	—%	—%	1%
Loss before income taxes	(21)%	(19)%	(27)%	(28)%
Income tax expense	—%	—%	—%	—%
Net loss and comprehensive loss	(21)%	(19)%	(27)%	(28)%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenue

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$33,370	$26,284	$7,086	27%
Professional services and other	296	137	159	116%
Total revenue	$33,666	$26,421	$7,245	27%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 23,066 as of

September 30, 2019 to 25,556 as of September 30, 2020. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$8,588	$7,144	$1,444	20%
Professional services and other	186	85	101	119%
Total cost of revenue	8,774	7,229	$1,545	21%
Gross profit	$24,892	$19,192	$5,700	30%
Gross margin
Total gross margin	74%	73%
The increase in cost of subscription revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the following:

Change
(in thousands)
Data provider fees	$1,131
Stock-based compensation expense	153
Other	160
Subscription cost of revenue	$1,444
Fees paid to our data providers increased due to revenue growth. The increase in stock-based compensation was due to the expense related to employee restricted stock units (“RSUs”) vesting since the completion of our IPO on December 17, 2019.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$7,693	$6,361	$1,332	21%
Percentage of total revenue	23%	24%

The increase in research and development expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the following:

Change
(in thousands)
Personnel costs	$863
Stock-based compensation expense	509
Other	(40)
Research and development	$1,332
Personnel costs increased primarily as a result of an 8% increase in headcount to grow our research and development teams to drive our technology innovation through the development of new products and features. The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019.
Sales and Marketing

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$14,774	$11,894	$2,880	24%
Percentage of total revenue	44%	45%
The increase in sales and marketing expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the following:

Change
(in thousands)
Personnel costs	$1,994
Stock-based compensation expense	667
Other	219
Sales and marketing	$2,880
Personnel costs increased primarily as a result of a 17% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019.
General and Administrative

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$9,346	$6,056	$3,290	54%
Percentage of total revenue	28%	23%

The increase in general and administrative expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the following:

Change
(in thousands)
Personnel costs	$1,617
Stock-based compensation expense	1,166
Other	507
General and administrative	$3,290
Personnel costs increased primarily as a result of a 29% increase in headcount as we continue to grow our business and operate as a publicly traded company. The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019. The increase in other was primarily driven by a $0.2 million increase in legal fees, an increase of $0.1 million in consulting fees, and overhead-related costs.
Interest Income (Expense), Net

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income (expense), net	$(44)	$(9)	$(35)	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in net interest expense was driven by fees associated with our revolving line of credit.
Other Income

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income	$19	$108	$(89)	(82)%
Percentage of total revenue	—%	—%
The decrease in other income is due to sublease rental income declining as the San Francisco office lease expired in June 2019.

Income Tax Expense

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Income tax expense	$51	$19	$32	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in income tax expense is due to the provision related to foreign income taxes.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenue

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$94,889	$74,285	$20,604	28%
Professional services and other	714	278	436	157%
Total revenue	$95,603	$74,563	$21,040	28%
Percentage of Total Revenue
Subscription	99%	100%
Professional services and other	1%	—%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 23,066 as of September 30, 2019 to 25,556 as of September 30, 2020. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$24,852	$19,113	$5,739	30%
Professional services and other	450	175	275	157%
Total cost of revenue	25,302	19,288	$6,014	31%
Gross profit	$70,301	$55,275	$15,026	27%
Gross margin
Total gross margin	74%	74%
The increase in cost of subscription revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the following:

Change
(in thousands)
Data provider fees	$3,351
Personnel costs	1,210
Stock-based compensation expense	617
Other	561
Subscription cost of revenue	$5,739
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 17% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019.
Operating Expenses
Research and Development

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$22,686	$19,137	$3,549	19%
Percentage of total revenue	24%	26%

The increase in research and development expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,201
Stock-based compensation expense	1,443
Other	(95)
Research and development	$3,549
Personnel costs increased primarily as a result of an 8% increase in headcount to grow our research and development teams to drive our technology innovation through the development of new products and features. The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$42,852	$34,074	$8,778	26%
Percentage of total revenue	45%	46%
The increase in sales and marketing expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the following:

Change
(in thousands)
Personnel costs	$6,340
Stock-based compensation expense	1,833
Other	605
Sales and marketing	$8,778
Personnel costs increased primarily as a result of a 17% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation was due to the expense related to employee RSUs vesting since the completion of our IPO on December 17, 2019.
General and Administrative

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$30,970	$23,417	$7,553	32%
Percentage of total revenue	32%	31%

The increase in general and administrative expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the following:

Change
(in thousands)
Personnel costs	$5,528
Accounting and legal fees	787
Bad debt expense	707
Stock-based compensation expense	(693)
Other	1,224
General and administrative	$7,553
Personnel costs increased primarily as a result of a 29% increase in headcount as we continue to grow our business and operate as a publicly traded company. Accounting and legal fees increased due to operating as a publicly traded company and costs incurred with the equity follow-on offering. Bad debt expense increased due to higher accounts receivable balances and our consideration of the potential impact of COVID-19 on our customers’ ability to pay. The decrease in stock-based compensation was due to a restricted stock award to our Chief Executive Officer that immediately vested in June 2019, partially offset by the expense in 2020 related to employee RSUs vesting since the completion of our IPO on December 17, 2019, of which the largest component related to the vesting of a RSU award granted to our President and Chief Executive Officer in connection with achievement of a market capitalization threshold that immediately vested in February 2020. The increase in other was primarily driven by an increase of $0.3 million in consulting fees, an increase of $0.3 million in charitable contributions, and other expenses related to overhead and operating as a publicly traded company.
Interest Income (Expense), Net

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income (expense), net	$278	$57	$221	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in net interest income was primarily driven by interest earned on cash deposits and marketable securities related to our IPO and equity follow-on proceeds.
Other Income

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income	$222	$388	$(166)	(43)%
Percentage of total revenue	—%	1%

The decrease in other income is due to sublease rental income declining as the San Francisco office lease expired in June 2019.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Income tax expense	$72	$49	$23	47%
Percentage of total revenue	—%	—%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
Non-GAAP operating loss	$(4,361)	$(5,054)	$(17,644)	$(15,990)
Non-GAAP net loss	(4,437)	(4,974)	(17,216)	(15,594)
Non-GAAP net loss per share	(0.09)	(0.30)	(0.34)	(0.93)
Free cash flow	$(4,041)	$(3,441)	$(13,394)	$(10,256)
Non-GAAP Operating Loss
We define non-GAAP operating loss as GAAP loss from operations, excluding stock-based compensation expense. We believe non-GAAP operating loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance, particularly given the impact of stock-based compensation expense recognized in the nine months ended September 30, 2020 after the completion of our December 2019 IPO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Non-GAAP operating loss	(dollars in thousands)
Loss from operations	$(6,921)	$(5,119)	$(26,207)	$(21,353)
Stock-based compensation expense	2,560	65	8,563	5,363
Non-GAAP operating loss	$(4,361)	$(5,054)	$(17,644)	$(15,990)
Non-GAAP Net Loss
We define non-GAAP net loss as GAAP net loss and comprehensive loss, excluding stock-based compensation expense. We believe non-GAAP net loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance, particularly given the impact of stock-based compensation expense recognized in the nine months ended September 30, 2020 after the completion of our December 2019 IPO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Non-GAAP net loss	(dollars in thousands)
Net loss and comprehensive loss	$(6,997)	$(5,039)	$(25,779)	$(20,957)
Stock-based compensation expense	2,560	65	8,563	5,363
Non-GAAP net loss	$(4,437)	$(4,974)	$(17,216)	$(15,594)
Non-GAAP Net Loss per Share
We define non-GAAP net loss per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense. We believe non-GAAP net loss per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance, particularly given the impact of stock-based compensation expense recognized in the nine months ended September 30, 2020 after the completion of our December 2019 IPO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Non-GAAP net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.13)	$(0.30)	$(0.51)	$(1.25)
Stock-based compensation expense per share(1)	0.04	—	0.17	0.32
Non-GAAP net loss per share	$(0.09)	$(0.30)	$(0.34)	$(0.93)
_________________
(1)Value for the three months ended September 30, 2020, has been rounded down for presentation purposes to equal the difference between the calculated GAAP net loss per share and calculated Non-GAAP net loss per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Free cash flow	(dollars in thousands)
Net cash (used in) operating activities	$(2,633)	$(3,272)	$(11,178)	$(9,712)
Purchases of property and equipment	(1,408)	(169)	(2,216)	(544)
Free cash flow	$(4,041)	$(3,441)	$(13,394)	$(10,256)

Liquidity and Capital Resources
Our liquidity and capital resources were not materially impacted by the COVID-19 pandemic and the governmental responses to address the pandemic and the related economic impact during the nine months ended September 30, 2020. For further discussion regarding the future potential impacts of COVID-19 and the related economic impacts on our liquidity and capital resources, see “Outlook” and “Part II - Item 1A - Risk Factors”.
As of September 30, 2020, our principal sources of liquidity were cash and cash equivalents of $117.8 million, marketable securities of $49.5 million and net accounts receivable of $14.4 million. We have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and statement of cash flows. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term if the COVID-19 pandemic and the governmental responses to address the pandemic and any re-emergence of COVID-19 persist for a prolonged period of time. The impact of the COVID-19 pandemic on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
Prior to our IPO in December 2019, we financed our operations primarily through private issuance of equity securities and line of credit borrowings. In our IPO, we received net proceeds of $134.3 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.2 million. We subsequently received an additional $10.0 million of net proceeds after deducting underwriting discounts and commissions in January 2020 as a result of the over-allotment option exercise by the underwriters of our IPO. In August 2020, we received $42.1 million of net proceeds from our equity follow-on offering after deducting underwriting discounts and commissions. Our principal uses of cash in recent periods have been to fund operations and invest in capital expenditures.
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
In November 2019, we amended the SVB Credit Facility to increase the Revolver (including the exercise of the Incremental Revolver, as amended) to $40.0 million and amended, among other terms, levels for the minimum adjusted EBITDA and minimum liquidity covenants, the advance rate and the interest rate. The November 2019 amendment includes a “streamline period”, or Streamline Period, concept, which occurs when we maintain, for every consecutive day in the immediately preceding fiscal quarter, the sum of (i) unrestricted cash at SVB plus (ii) unused availability under the Revolver in an amount equal to or greater than $75.0 million (the Streamline Balance). Any Streamline Period terminates on the earlier of the occurrence of an event of default and failure to maintain the Streamline Balance. The minimum adjusted EBITDA and minimum liquidity covenants do not apply during any Streamline Period. As of September 30, 2020, we did not have any outstanding principal balance under the SVB Credit Facility.
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
The SVB Credit Facility contains customary negative covenants that limit our ability to, or require mandatory prepayment in the event that we, among other things, incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, add new offices or business locations, make certain investments, pay dividends, transfer or dispose of certain assets, liquidate or dissolve and enter into various specified transactions. The SVB Credit Facility also contains affirmative covenants, including certain financial covenants such as minimum adjusted EBITDA and minimum liquidity covenants and financial reporting requirements. With limited exceptions, our obligations under the SVB Credit Facility are secured by all of our property other than intellectual property (which is subject to a negative pledge). As of September 30, 2020, we were in compliance with the covenants in the SVB Credit Facility.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash (used in) operating activities	$(11,178)	$(9,712)
Net cash (used in) investing activities	(51,938)	(544)
Net cash provided by (used in) financing activities	45,584	(3,334)
Net (decrease) in cash	$(17,532)	$(13,590)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities.
Net cash used in operating activities during the nine months ended September 30, 2020 was $11.2 million, which resulted from a net loss of $25.8 million adjusted for non-cash charges of $20.4 million and net cash outflow of $5.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $8.6 million of stock-based compensation expense, $3.2 million of depreciation and intangible asset amortization expense, $5.4 million for amortization of deferred contract acquisition costs, which were primarily commissions, $1.9 million for bad debt expense and $0.9 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $9.0 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $5.2 million increase in gross accounts receivable, and a $0.4 million decrease in operating lease liabilities. These outflows were primarily offset by a $7.7 million increase in deferred revenue and a $0.7 million increase in accounts payable and other accrued liabilities.
Net cash used in operating activities during the nine months ended September 30, 2019 was $9.7 million, which resulted from a net loss of $21.0 million adjusted for non-cash charges of $14.1 million and net cash outflow of $2.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $5.4 million of stock-based compensation expense, $3.2 million of depreciation and intangible asset amortization expense, $3.4 million for amortization of deferred contract acquisition costs, which were primarily commissions, $1.2 million for bad debt expense and $0.8 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $4.9 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $0.9 million increase in gross accounts receivable, a $0.8 million increase in prepaid expenses and a $0.9 million decrease in operating lease liabilities. These outflows were offset by a $5.1 million increase in deferred revenue.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 was $51.9 million, which was primarily due to the $49.7 million purchase of marketable securities in June 2020. Purchases of property and equipment of $2.2 million was driven by leasehold improvements of our Seattle office.
Net cash used in investing activities for the nine months ended September 30, 2019 was $0.5 million, which was primarily due to purchases of computer equipment and hardware.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $45.6 million, which was primarily the result of $42.1 million of net proceeds from our equity follow-on offering, $10.0 million of net proceeds from our sale of over-allotment shares to the underwriters of our IPO, offset by $6.3 million in payments related to the employee withholding taxes as a result of the net settlement of stock-based awards.
Net cash used in financing activities for the nine months ended September 30, 2019 was $3.3 million, which was the result of $1.8 million in payments related to the employee taxes due as a result of the net settlement of stock-based awards and $1.6 million in payments of deferred costs associated with our IPO.

Contractual Obligations
The following table summarizes our non-cancellable contractual obligations as of September 30, 2020.

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
			(in thousands)
Operating lease obligations(1)	$33,058	$3,531	$7,905	$8,271	$13,351
Other purchase obligations(2)	66,597	18,758	47,839	—	—
Total	$99,655	$22,289	$55,744	$8,271	$13,351
_________________
(1)Excludes $0.7 million of lease incentives that will be realized in 2020.
(2)Consists of minimum guaranteed purchase commitments for data and services.

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Our significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. There have been no significant changes to these policies during the nine months ended September 30, 2020, other than those described below and in Note 1.
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
If during the twenty-four month period immediately following the effectiveness of our IPO, the Company achieves a “market cap threshold” (calculated based on the 30-day average of the product of the closing price per share of our Class A common stock on a trading day and the number of shares outstanding on such trading day using the treasury stock method) of $1,000,000,000 or greater, Mr. Howard is eligible to receive RSU awards under our Class B Plan equal to: (i) 0.25% of our fully diluted common equity as of the date of our IPO, or 120,916 shares, upon the Company’s achievement of a market capitalization threshold of $1,000,000,000; and (ii) 0.25% of our fully diluted common equity as of the date of our IPO, or 120,916 shares, upon the Company’s achievement of a market capitalization threshold of $2,000,000,000, in each case, to the extent the applicable market capitalization threshold value was not previously achieved in connection with any previous grant made under the Howard IPO Award, and subject to Mr. Howard’s continued service to the Company through each applicable award date. All such RSUs granted pursuant to the Howard IPO Award will be fully vested and the maximum number of Class B common stock issuable upon settlement of such RSUs will not exceed 1.0% of our fully diluted common equity (as described above). In February 2020, Mr. Howard received 120,916 RSUs upon the Company’s achievement of a market capitalization threshold of $1,000,000,000, which settled in June 2020.
In connection with RSUs granted to Mr. Howard pursuant to the Howard IPO Award that immediately vested in February 2020, we recognized $1.4 million of stock-based compensation expense in the first quarter of 2020. Because the maximum company valuation was not achieved through September 30, 2020, Mr. Howard remained eligible to receive an additional grant up to the maximum award contemplated by the Howard IPO Award if a certain market capitalization threshold is achieved during the first twenty-four months following the completion of our IPO (as described above). In October 2020, the Company achieved the market capitalization threshold of $2,000,000,000. As a result, in the fourth quarter, Mr. Howard will receive the remaining 120,916 shares and the remaining stock-based compensation expense of $0.2 million will be recognized.
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
We had cash and cash equivalents totaling $117.8 million as of September 30, 2020, the majority of which was invested in money market accounts. We also had marketable securities of $49.5 million which were invested in investment-grade corporate bonds, commercial paper and U.S. Treasury securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments and marketable securities. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We did not have any outstanding debt under our $40.0 million revolving credit line as of September 30, 2020. The line of credit carries a variable interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate and is available through January 31, 2022. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—SVB Credit Facility.”
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020. Because of the material weakness in our internal control over financial reporting, as discussed below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report. In light of this, our management, including the CEO and CFO, has performed additional analyses, reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
During 2019 and the nine months ended September 30, 2020, management continued to implement remediation initiatives in response to the previously identified material weakness. Specific remedial actions undertaken by management include:
•Hiring additional qualified accounting and financial reporting personnel who possess public company accounting and reporting technical expertise;
•Implementing new controls and enhancing existing processes to strengthen our review process relating to accounting for non-recurring transactions and transactions requiring more complex accounting judgment. These controls and processes are designed around identification, documentation and application of GAAP technical accounting guidance for such transactions and also include additional supervision and review activities by qualified personnel.
While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, this material weakness has not been remediated as of September 30, 2020. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected in a timely manner.
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
Examples of how COVID-19 may impact our business, results of operations and Class A common stock price include, but are not limited to:
•COVID-19 may cause companies to decrease marketing and social media spending, or pause such spending altogether, making it more difficult for us to acquire new customers, as well as retain and upsell existing customers. A key factor in our ability to acquire a new customer and retain and increase the spending of an existing customer is the customer’s marketing or social media budget. The economic stress of COVID-19 may cause companies to decrease or freeze their marketing and social media budget and we cannot predict the length that such budgets will be impacted. This may prevent prospective customers from converting to paying customers and prevent existing customers from renewing an existing subscription or increasing their spending with us or cause our existing customers to terminate their subscriptions. We may experience longer sales cycles and greater uncertainty regarding our sales pipeline for a given quarter. In addition, the impact of COVID-19 could reduce interest in our webinars, blogs, thought leadership and social media engagement, thereby reducing traffic to our web properties and free trials. A reduction in volume or quality of our inbound marketing funnel could have an adverse impact on our business and results of operations.
•Customers may be less likely to pay us on-time or at all. For the fiscal year ended December 31, 2019 and the nine months ended September 30, 2020, 99% of our revenue was from subscriptions. Customers under economic stress from COVID-19 may be less willing or may be unable to pay our invoices as they become due. This could, in-turn, cause a decrease in our revenue, an increase in our account receivables and the aging of our accounts receivables. In the nine months ended September 30, 2020, compared to the same period ended September 30, 2019, we increased our bad debt expense by $0.7 million due to our assessment of the potential COVID-19 impact on customer’s ability to pay. It is possible that the impact of COVID-19 may further increase our bad debt expense.
•COVID-19 and related government responses to address the COVID-19 pandemic may cause sudden and extreme changes in our Class A common stock price. Since COVID-19 was first reported, the volatility of U.S. equity markets increased to historic levels. This has caused extreme fluctuations in the market price of our Class A common stock. We cannot predict if and when these fluctuations will decrease or increase. In addition to general market conditions, the market price of our Class A common stock could be volatile or decline due to actual or anticipated impact of COVID-19 on our financial condition and results of operations or if our results of operations do not meet the expectations of the investor community or one or more of the analysts who cover our company change their recommendations regarding our company.
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
We receive, store and otherwise process personal information and other data from and about our customers, employees and from other stakeholders like our vendors. We also receive personal information and other data about our customers’ consumers or other social media audiences. There are numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure, retention and protection of personal information and other content, the scope of which is rapidly changing, subject to differing interpretations and may be inconsistent among; regions, countries and states, or conflict with other legal requirements. We are also subject to contractual obligations from our customers and other third parties related to privacy, data protection and information security, and disclosures and commitments made in our privacy policies. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy, data protection and information security worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.
We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The United States, the European Union, or EU, the United Kingdom and other countries in which we operate are increasingly adopting or revising privacy, information security and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, and some of our current or planned business activities. New and changing laws, regulations, and industry standards concerning privacy, data protection and information security may also impact the social media platforms and data providers we utilize, and thereby indirectly impact our business. In the United States, this includes increased privacy-related regulations and enforcement activity at both the federal level and state levels that impose requirements on the personal information we collect in the course of our business activities. In the EU and the United Kingdom, this includes the General Data Protection Regulation, or GDPR, which came into effect in May 2018. While we have taken measures to comply with applicable requirements contained in the GDPR, we may need to continue to make adjustments as more clarification and guidance on the requirements of the GDPR and how to comply with such requirements becomes available. Further, Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom intends to give continuing effect to the GDPR in the United Kingdom by means of the UK GDPR, which is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated and the extent to which data protection standards under the UK GDPR will depart from the EU GDPR in the longer term.
Uncertainty in the laws and regulations affecting cross border transfers of personal data may affect the demand and functionality of our services. In the past we have self-certified adherence to the U.S. Department of Commerce’s EU-U.S. Privacy Shield Framework (the “Privacy Shield”), which established a means for legitimizing the transfer of personal data from the European Economic Area (“EEA”) to the United States. On July 16, 2020, the Court of Justice of the European Union invalidated the Privacy Shield as a mechanism for lawfully transferring personal data from the EEA. As a result, we will need to establish alternate lawful means of transferring personal data from the EEA to the United States. This may include entering into standard contractual clauses approved by the European Commission with customers. Further, different European data protection regulators may impose additional requirements or apply differing standards for the transfer of personal data or even prohibit data transfers to certain non-EEA countries, like the U.S. Such standards may be particularly targeted at the social media companies with whom we work. This creates significant additional uncertainty regarding our ability to lawfully transfer certain personal data from the EEA to the United States and we may need to implement substantial changes to our information technology infrastructure as a result, which could take time and be costly. Following the Court of Justice of the European Union’s ruling, the Swiss-U.S Privacy Shield Framework has also been invalidated by the Swiss data protection regulator, meaning that we also need to put in place an alternative data transfer mechanism for transferring data from Switzerland to the U.S.
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
With laws and regulations such as the GDPR in the EU and the CCPA in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. For example, the increased consumer control over the sharing of their personal information afforded by CCPA may affect our customers’ ability to share such personal information with us or may require us to delete or remove consumer information from our records or data sets, which may create considerable costs for our organization. In addition, any failure or perceived failure by us to comply with our privacy policies, our privacy-, data protection- or information security-related obligations to customers, users or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability, loss of relationships with key third parties including social media networks and other data providers, or cause our users to lose trust in us, which could have an adverse effect on our reputation and business. Companies like ours in the social media industry are under particular scrutiny from EU regulators as well as individuals seeking to bring claims for alleged non-compliance. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform.

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

INDEX TO EXHIBITS

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
November 10, 2020	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)