Form 10-K
period 2020-12-31
Sprout Social, Inc.
filed 2021-02-24
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the stock held by non-affiliates was approximately $546.3 million.
As of February 23, 2021, there were 44,121,698 shares and 9,273,622 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected be held on May 26, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K (“Annual Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “outlook,” “intend,” “expect,” “predict,” “potential” and similar expressions, or the negative of these terms and similar expressions, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set for under “Part I—Item IA. Risk Factors” and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties related to the following:
•our ability to attract, retain and grow customers to use our platform and products;
•our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
•our ability to increase spending of existing customers;
•the effects of increased competition from our market competitors or new entrants to the market;
•the evolution of the social media industry, including adapting to new regulations and use cases;
•our ability to access third-party APIs and data on favorable terms;
•our ability to innovate and provide a superior customer experience;
•our ability to securely maintain customer and other third-party data;
•our ability to comply with modified or new laws and regulations applying to our business, including privacy and data security regulations;
•our ability to successfully enter new markets, manage our international expansion and comply with any applicable laws and regulations;
•our ability to maintain and enhance our brand;
•our estimates of the size of our market opportunities;
•the attraction and retention of qualified employees and key personnel;
•our ability to effectively manage our growth and future expenses;

•the sufficiency of our cash to meet our liquidity needs and our ability to raise additional capital on favorable terms or at all;
•our ability to maintain, protect and enhance our intellectual property;
•worldwide economic conditions, including the macroeconomic impacts of the COVID-19 pandemic, and their impact on information technology spending; and
•the other factors set forth under “Risk Factors,” which risks may be heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

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
• Altitude Software, Inc. (“Altitude”), Research Report: Key Figures that prove the Omnichannel Evolution (June 2016)
• Baer, Jay, Hug Your Haters: How to Embrace Complaints and Keep Your Customers appendix (2016)
• Creating Connections: What Consumers Want From Brands in an Increasingly Divided Society study is based on a survey of 1,013 U.S. consumers between Nov. 20–26, 2018
• Facebook Third Quarter Public Earnings Conference Call, October 2020
• G2, Inc. (“G2”), research data, February 3, 2021
• Glassdoor, Inc. (“Glassdoor”), Best Places to Work, companies under 1,000 employees, 2017, 2018, 2020 and 2021
• Glassdoor, Top CEOs, companies under 1,000 employees, 2017, 2018 and 2019
• Glassdoor rating and CEO approval rating, July 29, 2020
• Lyfe Marketing LLC (“Lyfe Marketing”), 30 Social Media Marketing Statistics That Will Change the Way You Think About Social Media, March 5, 2018
• The Sprout Social Index: Edition XI: Social Personality (“The Sprout Social Index”)

CERTAIN DEFINED TERMS
Except where the context suggests otherwise, we defined certain terms in this Annual Report as follows:
“API” means application programming interface.
“Co-Founders” means each of Justyn Howard, our Chairman and Chief Executive Officer, Aaron Rankin, our Chief Technology Officer, Gilbert Lara, our Chief Creative Officer, and Peter Soung, our Director, Engineering, and trusts for the benefit of such founders, their respective spouses and/or their lineal descendants.
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
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. We have made it increasingly easy to standardize on Sprout Social as the centralized system of record for social and to help customers maximize the value of this mission critical channel. Currently, more than 26,000 customers across 100 countries rely on our platform.
Overview
Sprout Social empowers businesses to tap into the power and opportunity presented by the shift to social communication. Social media reaches almost half of the world’s population, influences buying behaviors and has changed the way the world communicates. Billions of users are sharing their interests, opinions and values with their social networks every day and are using social media to communicate with and about businesses, organizations and causes on an unprecedented scale. Virtually every aspect of business has been impacted by social media, from marketing, sales and public relations to customer service, product and strategy, creating a need for an entirely new category of software and an entirely new system of record. We offer our customers a centralized, secure and powerful platform that can scale horizontally across an organization to drive maximum business value.
Introduced in 2011, our cloud software brings together social messaging, data and workflows in a unified system of record, intelligence and action. Operating across major networks, including Twitter, Facebook, Instagram, Pinterest, LinkedIn, Google, Reddit, Glassdoor and YouTube, we provide organizations with a centralized platform to manage their social media efforts across stakeholders and business functions.
Our platform is easy-to-use and can be deployed rapidly by new customers without direct engagement from our sales or services teams. In 2020, the majority of our new customer revenue resulted from our trials and other inbound sources. Our 30-day free trial model allows prospective customers to set up and use our software within minutes and without assistance.
We operate a single code-base without the need for customizations or professional services, allowing us to efficiently scale our platform and quickly react to changes in the market. Relative to our primary competitors, our platform is the top user-rated social media management software across all categories and customer segments according to G2, reinforcing our leading market position and brand.
We have proven success in the SMB, Mid-market and Enterprise segments, a healthy agency business and have balanced revenue and growth in each. We estimate that less than 5% of the more than 200 million businesses on social media have adopted software solutions to centrally manage their social media efforts, providing a large, nascent opportunity to drive significantly increased market adoption of our solution and continued growth across all customer segments.

We have a highly efficient, product-driven go-to-market strategy that has enabled us to scale rapidly, attracting more than 26,000 current customers from small businesses to global brands as well as marketing agencies and government, non-profit and educational institutions. The strength of our brand and content marketing resulted in the majority of our inbound trials generated through unpaid marketing. The scale of these trials allows us to rapidly test, adapt and optimize our go-to-market approach for sustained, capital-efficient growth.
Increased adoption of our platform across functions within an organization also represents a large growth opportunity within our existing customer base. Our platform is licensed on a per-user basis with numerous upsell opportunities through additional users and product modules. As social becomes a critical channel for all aspects of the customer experience, including brand awareness, customer acquisition, social customer care, commerce and reputation management, we expect that our customers will increase adoption of our platform across departments.
With our efficient go-to-market model and over 99% of our revenue in 2020 from software subscriptions, we have experienced strong unit economics across all customer segments as we continue to grow and refine our sales and marketing efforts. Our single code-base also creates a highly scalable and capital-efficient model that enables us to add new customers at little incremental cost. We believe that the single code-base and scalability of our technology are also substantial technology differentiators.
Our success and innovation are driven by an experienced leadership team and award-winning culture with a reputation for caring deeply about the success of our customers and employees. This strong employer brand allows us to attract and retain high-quality talent and deliver a premium experience for our customers. Glassdoor has recognized us as one of the “Best Places to Work” in 2017, 2018, 2020 and 2021 and as having a “Highest Rated CEO” in 2017, 2018 and 2019.
Our strong culture, world-class management team, leading platform and efficient go-to market strategy have led to revenue of $132.9 million, $102.7 million and $78.8 million during the years ended December 31, 2020, 2019 and 2018, respectively, representing growth of 29% and organic growth of 36% from 2019 to 2020 and representing growth of 30% and organic growth of 44% from 2018 to 2019. Additionally, we generated over $158 million in total annualized recurring revenue, or ARR, as of December 31, 2020. For more information on how we define and calculate our organic growth rate and total ARR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Total ARR.” We generated net losses of $31.7 million, $46.8 million and $20.9 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Our Industry
Social media began as a way for individuals to connect and share experiences. Networks like Twitter, Facebook, LinkedIn and subsequent major networks allowed individuals to more easily communicate with friends, family, colleagues and those who shared common interests. As social media grew, savvy businesses recognized its power as a channel to market to consumers at scale. A new form of advertising was born and brands rushed to establish a presence and following on social media as a powerful new way to connect with their customers.
With more than 3.4 billion users and 200 million businesses adopting social media, it has fundamentally changed communication and commerce, and we are just beginning to understand its implications and importance.
We believe social media is simultaneously many things:
•social media is a facilitator of shared human experiences;
•social media is shaping our perception of the world around us;

•social media is driving consumer trends and influencing purchases;
•social media is shifting power to consumers;
•social media is holding brands to higher standards;
•social media is replacing existing communication channels; and
•social media is an unprecedented source of business intelligence.
While businesses have begun to adapt by establishing a presence on social media and incorporating social media into advertising strategies, we believe the adjustments necessary to remain competitive and relevant amidst this disruption are substantial and require new software solutions, business processes and approaches in every corner of the organization.
Social Media’s Impact on Business
Businesses must face the reality that social media is not simply a place to advertise. Social media has evolved to impact aspects of marketing, public relations, sales, customer relationships, customer service, product feedback, commerce, business intelligence and strategy. Social media is not just a new marketing channel, it is a new layer that will embed in the digital technology stack across an organization:
•Consumer influence has expanded. The ubiquity and ease of social media has enabled a new, public form of casual opinion, observation, endorsement or criticism. Social media has given consumers a powerful, public voice that can reward or penalize organizations. Organizations must listen and respond to this voice.
•The balance of power has shifted from brands to consumers. For as long as media and commerce have existed, brands have largely been in control of their message. Brands determined how and when to communicate with their audience, giving them significant control over their reputation. With the rise of social media, the balance of power has shifted to the consumer. Nearly half of the world’s population is sharing opinions across social media daily, shaping public perception and influencing purchasing decisions at enormous scale.
•Social media is driving trends and purchasing decisions. A significant number of purchasing decisions are originating from, influenced by or transacted through social media. According to Creating Connection, 76% of consumers are more likely to buy from a brand that they are connected with on social media. Additionally, Lyfe Marketing states that consumers report spending 20% to 40% more on brands that have interacted with them on social media.
•Consumer expectations are high. Consumers demand that brands be present and responsive across social networks, with more than 80% anticipating a response to a social media message within 24 hours according to Altitude. Author Jay Baer found that 39% of consumers who complain on social media expect a response within one hour and, according to The Sprout Social Index, 23% of consumers have indicated they would boycott a brand after a negative social interaction.
•All aspects of business communication are shifting to social. Billions of conversations that were previously taking place via email or over the telephone are now occurring over social media. Customers are turning to social for customer service, sales inquiries, product feedback and virtually all aspects of the customer experience. Business systems that were built around telephone and email communication cannot adequately address this shift, requiring a new system of record.

•Unprecedented business intelligence. We believe social media provides the largest source of business intelligence that has ever existed. This represents a real time pulse of consumer sentiment that is unbiased and includes a broad universe not only of current customers, but of potential future customers. Real-time consumer opinions, market trends, competitive insights, product performance and market research can be measured and analyzed using social data. Business decisions and strategy can be derived and validated more efficiently with data available at a larger scale than ever before.
Challenges Facing Our Target Market
The global adoption of social media requires a fundamental shift in business processes and practices across an organization. It requires recalibration and retooling on the same scale as were mandated by the historical shifts to email and telephone.
There are several challenges facing businesses trying to adapt to this new reality:
•Consumers are forcing adoption. Social media is becoming the default communication channel for consumers in coveted demographics. Consumers are expressing their opinions and talking to and about brands through billions of posts per day. Most organizations are not equipped for this new reality and must adjust their business processes and implement tools to manage this new communication channel.
•The alternative is irrelevance. A failure to solve the challenges posed by the shift to social communication would mean disconnecting from large and growing demographics. Organizations seeking to engage and connect with their audience without utilizing social tools and strategies are at a severe disadvantage.
•The stakes are incredibly high for brands. Social media gives consumers the power to put everything a brand does into the public eye and under a microscope. A misstep on social media is magnified and can lead to boycott or brand erosion overnight. The need for centralized tools with the necessary workflows, security and visibility across an organization has never been more critical. A mistake over email or the telephone is typically isolated to the sender and recipient. A mistake on social is public, permanent and can be catastrophic.
•Social touches every aspect of business. While marketers and advertisers were the early adopters of social media, its impact and importance have spread across the entire organization to customer acquisition, support, retention and growth. Like email and the telephone before it, social is not constrained to a particular business purpose. It touches the entire customer experience and impacts virtually every part of a business.
•Managing social is highly complex. Social media communication and consumption are happening billions of times per day across multiple platforms and formats, requiring businesses to be every place at once. Organizations are forced to manage dozens to hundreds of social profiles, a multitude of public and private conversations and billions of data points in real time. Managing this complex landscape in an efficient, secure and scalable manner is not viable without a centralized platform.
•It is difficult to gather intelligence. Social is one of the largest sources of business intelligence in the world and possesses the ability to answer critical questions and inform strategy. However, most organizations currently lack the tools necessary to access and analyze available data.
•Significant security and compliance concerns exist. Security and privacy issues have dominated the discussion around social media in recent years, leading to increased complexity, risk and regulation. Conforming to these requirements and maintaining security across dozens to hundreds of social profiles on multiple social networks reinforces the need for centralized management.
•Brands need a centralized solution. Managing the complexity of social media and providing a positive customer experience require that all parts of an organization share a single system of record, intelligence and action. For example, a social media message from a customer may require collaborative input and action from multiple departments at once. Without a centralized platform to provide visibility, workflow and coordination across business functions, the customer experience can become disjointed and inconsistent.
Our Solution
Our powerful, easy-to-use platform enables customers to manage the complexities of social media across their entire organization. Our relationships with Twitter, Facebook, Instagram, Pinterest, LinkedIn and Google, among others, allow us to build robust solutions that meet today’s business needs while maintaining our focus on innovation as the market evolves.
Our relentless focus on customer relationships and building the highest-quality products have made our platform the highest customer-rated product in every category and customer segment relative to our primary competitors according to G2.
The key benefits of our solution include:
•Comprehensive, all-in-one solution. Our platform brings every aspect of the social experience together into a single, elegant and robust solution. From engagement, publishing, and reporting and analytics to reputation management, business intelligence, advocacy, and workflow and collaboration, our customers can manage their entire social experience seamlessly and more effectively through a single pane of glass.
•Single platform for the entire organization. Our platform delivers a compelling experience by enabling users across all functions and use-cases to work side-by-side. Rather than isolating these use-cases and toolsets, we have brought them together seamlessly through a centralized solution to drive visibility and collaboration across the entire organization.
•Easy to deploy and use. As the impact of social media spreads further across organizations, ease of deployment and usability are critical. With no professional services or customizations required, a typical customer is fully operational within minutes of starting their trial. Our powerful platform is designed to be easy to use so that it can be rapidly adopted and leveraged by novice users while also having the robust capabilities needed by the most demanding enterprise users. Our solution enables seamless collaboration across departments and is consistently rated the easiest-to-use social media management software available amongst our primary competitors.
•Purpose-built to handle the velocity of social. We have the ability to quickly adapt as the market changes because all of our customers are served from a single code-base. We can deploy a change in minutes for the benefit of our over 26,000 current customers to address changes in network functions, expanded capabilities and evolving compliance requirements. We remove this burden from our customers while continuing to drive innovation with constant enhancements across our platform.
•Democratizing business intelligence. When businesses have access to better information, everyone benefits. Our platform harnesses and delivers the power of vast business intelligence across the organization where it can be translated into value and innovation. Our customers have immediate access to social analytics, competitive insights, peer benchmarking, market research and consumer trend information. Combining and benchmarking billions of data points, we help our customers measure their performance, identify opportunities for improvement and understand how their brands should evolve.
•Proven scale, reliability and security. With over 26,000 current customers, our platform and architecture have the massive scale needed to deliver exceptional performance and reliability, as well as visibility into trends that can indicate where our market is headed. We have the robust security and compliance tools needed to be successful.
Our Competitive Strengths
The competitive strengths of our platform include:
•Product-led platform. We organically built the core capabilities of our platform, allowing us to maintain our high-quality standards and a seamless customer experience. Recognizing that using our product is often the first experience our prospective customers have with Sprout, our focus from inception has been to build elegant, powerful and easy-to-use products. Further, our proprietary single code-base allows us to adapt and update our products quickly as social platforms evolve.
•Market leadership and premium brand. Our solution is highly regarded and recognized in the industry. Our robust content marketing engine delivers thought leadership to all decision makers in the buying process, from practitioners to executives. As a result of our strong brand and reputation for quality and service, we generated more than 80% of our revenue from new customers in 2020 from unpaid channels.
•Diverse customer base with a highly efficient go-to-market strategy. We successfully serve a large number of customers across industry and customer segments. With our self-serve, inside and field sales strategies, we efficiently provide each customer segment with an exceptional experience and efficient scalability.
•Minimal time to value. Our unified code-base and efficient sales strategy allow us to deliver the product to each customer quickly and seamlessly. Within minutes of requesting our products, our customers can implement our platform across their organizations.
•Massive and growing dataset. With over 26,000 current customers and billions of data points, we are able to harness massive amounts of feedback to optimize our products rapidly and in real-time, benefiting our platform by enabling us to understand the key features and products that are important to our customers and create compelling user experiences.
•Network relationships. We have built strong relationships with major social media networks, including Twitter, Facebook, Instagram, Pinterest, LinkedIn and Google, among others. We work together closely with these networks to address the evolving needs of our customers and to bring new ideas and innovation to market.
•Superior customer service. We offer live customer support to each customer regardless of spend and customer success has always been deeply rooted in our DNA. As a result, we have the highest-rated customer support of any platform in the industry according to G2 when compared to our primary competitors.
•Large and growing barriers to entry. Due to the technical complexities on the back end of social media, required network relationships and rising customer emphasis on security, compliance & data privacy, we believe the barriers to entry in our market have risen materially over the past several years.

•World-class culture. Our success is possible because of our award-winning culture, which allows us to attract and retain top talent. We have a deep commitment to our people and our customers that compounds our competitive advantages as we continue to grow.
Our Culture
At Sprout, culture is a business strategy. We do not view culture as a set of perks but rather an intentional approach to our employees, customers and communities. We believe our culture serves as a strong competitive advantage, allowing us to build the kind of company that can lead a market, adapt and continue to innovate for our customers. We believe our ability to execute on our growth strategy is directly related to our award-winning culture with a reputation for caring deeply about our customers and our employees. This is evidenced by our top user rating on G2 and 4.9 rating and 99% CEO approval rating on Glassdoor.
Glassdoor has recognized us as one of the “Best Places to Work” in 2017, 2018, 2020 and 2021 and as having a “Highest Rated CEO” in 2017, 2018 and 2019. In 2020, we were also recognized as one of Fortune’s 100 Best Small and Medium Workplaces, one of Fortune’s 25 Best Small and Medium Workplaces for Women, and we were selected as a recipient of the 2020 Tech Cares Award from TrustRadius, awarded to tech companies that went above and beyond to support their clients and communities during the COVID-19 pandemic. We were also recently ranked #2 on Battery Venture's 25 highest rated public cloud computing companies to work for during the COVID crisis. This strong employer brand allows us to continue to attract high-quality talent and deliver a premium experience for our customers. Our culture is centered on seven core values:
•Care deeply. We genuinely and deeply care about our customers, people, communities and families. We cannot serve one of these groups without serving them all well.
•Embrace accountability. We are accountable as individuals and as an organization, and celebrate our wins and our failures with equal appreciation.
•Champion diversity, equity and inclusion. Our success comes from our diverse and talented people with varied perspectives who can be their whole selves in an equitable and inclusive environment.
•Promote open, authentic communication. Our business was built on the idea that open communication moves the world forward.
•Seek simplicity. We strive to make our products, our processes, our policies and our operations as free from complexity as possible, allowing us the ability to grow, adapt and thrive.
•Solve hard problems. We solve hard problems in thoughtful, elegant ways to provide remarkable experiences for our customers and team.
•Celebrate change. Our industry was created from a transformative shift in the way people communicate. We are a company that sees thoughtful change as an opportunity rather than a burden.
The alignment of our values and shared goals allows us to move quickly in a space that is constantly evolving.
Our Market Opportunity
Due to social media’s rapidly growing strategic importance, we believe all organizations of adequate scale around the globe would benefit from using a social media management solution to engage with their consumers and drive insights from social data. We also believe our platform addresses this significant capability gap, serving what we refer to as the social media management market.
We estimate that, based on our current average customer spending levels, the annual served available market (SAM) for our solution is in excess of $25 billion. We also believe there is a significant opportunity to expand the use of our platform across our customers’ organizations and increase our average customer spending levels. If we assume spending levels reach the average for the top 10% of our current customers in each segment, we believe our expanded total available market (TAM) opportunity is greater than $50 billion.
We calculated these estimates by multiplying our current annualized contract value (ACV) (calculated as ending 2020 annualized revenue run-rate, or ARR, divided by ending 2020 total customer count) and the ACV of our top 10% customers by half of the businesses that are currently actively engaged on Facebook, according to public statements made by Facebook. Our SAM and TAM estimates are what we view as addressable as of today.
Our Growth Strategies
We intend to capitalize on our large market opportunity with the following key growth strategies:
•Acquire new customers.  We believe there is a substantial opportunity to increase adoption of our solution. We have experienced strong organic new customer growth due to low-friction, self-serve onboarding that allows us to acquire customers with relatively low sales and marketing investment. We intend to aggressively pursue new customers with increasing efficiency in our go-to-market approach while expanding our sales capacity. Although many new customers adopt our solution during their first engagement with us, we intend to drive higher conversion of new trials through various sales, marketing and product initiatives as one component of our customer acquisition strategy.
•Further penetrate our existing customer base. We believe we can achieve significant organic growth by expanding penetration of our existing customer base with the addition of new users, new add-on products and new use-cases for our platform. As social media drives businesses to evolve their strategies holistically across customer service and support, corporate communications, product development and recruiting and training, we believe that we have a significant opportunity to increase our sales further into, and outside of, the marketing business unit.
•Continue to innovate and develop new products. We are focused on investing in research and development to continue to enhance our platform and release new features and we have one of the largest independent datasets of consumer social media presence. As we make this investment, we expect to develop new products leveraging our valuable dataset and broadening our offerings, while expanding into adjacent markets.
•Expand into international markets. We are still early in the global adoption curve for social media solutions, which presents a large opportunity to capture market share in an underserved and growing market. As we invest in acquiring new customers, we expect to continue to develop our presence in international markets, such as Europe, Australia and New Zealand, to address this large opportunity. For example, we opened an office in Dublin, Ireland to better serve the EMEA market, and we have sales representatives in Canada, the United Kingdom, Singapore, India and Australia.
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
We provide robust and fully integrated tools across a variety of functions:
•Social Engagement / Response;
•Publishing;
•Reporting and Analytics;
•Social Listening and Business Intelligence;
•Reputation Management;
•Employee Advocacy; and
•Automation and Workflows.
These tools serve a broad range of use-cases within our customers’ organizations including:
•Social and Community Management;
•Public Relations;
•Marketing;
•Customer Service and Care;
•Sales and Customer Acquisition;
•Recruiting and Hiring;
•Product Development; and
•Business Strategy.
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
•Smart inbox. We bring public and private messages from across social networks and profiles into a single, unified inbox. This allows our customers to centralize interactions with their audiences and customers and provides the necessary tools and workflows to deliver seamless customer experiences.
•Social CRM. When interacting across social channels, context is important. We provide historical conversations, notes and user information in-line to ensure responses are relevant and productive.
•Social monitoring and alerts. In addition to messages sent to our customers, our platform also captures messages relating to our customers, for awareness and response when needed. We also provide an alerts engine to notify our customers when critical messages are received.
•Customer service tools. Many of the messages received through social media are customer service related. We provide tools to route and assign messages, and to measure the performance of our customer’s customer service efforts through social media.
•Automation. We provide our customers the ability to automate alerts and categorization of messages, as well as a bot-builder technology that can automate high-volume customer conversations in private social channels.
Publishing: plan and publish effective content
Publishing effective, compelling content on social media is critical to growing an audience and keeping them engaged. We provide the tools necessary to plan, create and publish content to reach the right audience, with the right message at the right time.
•Centralized content planning, creation and publishing. We enable customers to create text and multimedia content to be sent across multiple social networks using an intuitive publishing interface, as well as a shared publishing calendar and campaign organization for collaboration across teams and departments.
•Automated scheduling. Our platform allows content to be scheduled across social networks immediately or at specific dates and times. Content can also be drafted, added to an automated queue or sent using our patented Viralpost technology for optimal reach. Viralpost uses machine learning to determine the best times to reach a customer’s most engaged audience.
•Content performance reporting. We provide reporting and analytics on the performance of content and campaigns to help our customers better understand their performance and increase the effectiveness of their publishing efforts.
•Suggested content. We help customers identify compelling content to share with their audience based on global trends. We surface content such as posts that have been shared widely across major social networks so that customers can better understand what content is resonating with their audiences.

•Message approval workflows. Publishing content to social media often requires approvals from within an organization. We provide the workflows to obtain these approvals from single or multiple parties prior to posting to social media.
•Publishing permissions & governance. Maintaining control over social media publishing permissions and records of publishing activity is critical for security and compliance. Our granular permissions allow customers to grant access as needed without sharing critical social profile credentials and records all publishing and approval activity.
•Content and asset libraries. Social media content and campaigns are often shared and repurposed across an organization. We provide libraries for shared content and assets that can be used across teams, locations or departments.
Analytics: measure and improve your social media performance
Our reporting suite helps our customers drive strategic decision making across their business with access to rich social data and analytics. We provide them the tools to measure their effectiveness and productivity, benchmark against peers, measure content performance and business impact, and gain insights on areas of improvement.
•Comprehensive social media reporting. Our customers can measure and analyze their performance across Twitter, Facebook, Instagram, Pinterest and LinkedIn through rich experiences designed to extract actionable insights from data. Reporting can be done across networks, analyzing paid and organic performance compared to historic and peer or competitor performance.
•Content performance reporting. Measuring the effectiveness, reach and reaction to published content allows our customers to optimize their social publishing efforts to drive incremental value for their audiences.
•Customer service and team reporting. Customer service conducted through social media requires rapid response and resolution. Our service- and support-focused reports allow our customers to understand their response rates and times, measure team member activity, measure net promoter scores and benchmark against peers.
•Custom report builder. In addition to our presentation-ready reports, customers can customize reports to meet their needs, and export those reports in several formats to share with peers and stakeholders across their business.
•Reporting API. Data provided in our reporting suite can be delivered via API for integration with existing business intelligence tools.
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
•Market research. We provide dynamic visualizations of historical and real-time analysis of our customer’s social data so they can extract actionable insights and make better business decisions.
•Brand health. Our customers can monitor their brand’s general health, analyze campaign performance and gain visibility into consumer needs and sentiment drivers to help them understand and improve their brand performance.

•Competitive insights. Our customers can identify opportunities to differentiate their brand, products and services through competitor comparison, sentiment research and share of voice analysis. This helps them to keep ahead of their competition.
•Consumer trends. We provide a cross-channel conversational analysis to help our customers uncover emerging trends and identify influencers to fine-tune campaigns to strengthen market positioning.
•Product feedback. Social conversations often point to product related feedback. Our customers can leverage these consumer insights to upgrade their customer experiences and refine products and services.
Additional features:
As social media use expands throughout our customers’ organizations, their use-cases and needs expand. We respond to these increasing demands by continuously enhancing our platform and expanding our offering.
•Reputation management. Brand reputations are being shaped by social media and customer review sites. We provide customers a seamless, integrated solution to manage their reputation across review sites and social media.
•Employee advocacy. An organization’s employees are highly trusted by their followers and can extend a brand’s reach on social media. Our advocacy solutions allow our customers to distribute pre-approved content to their team to facilitate sharing across the individual’s social network.
•Mobile applications. Social media is 24/7 and extends well beyond the work day. Our mobile applications give our customers access to our platform on any current Android or iOS device.
•Chat bot creation and management. To manage high volumes of customer messaging, we provide our customers with an intuitive interface to build and deploy chat experiences to help their audience get the information they need quickly and efficiently.
Pricing
Following an initial 30-day free trial, our subscription-based model allows our customers to choose a core plan based on their needs and license the platform on a per user per month basis.
Here is how it works:
1.Customers choose a core plan and license the platform per-user.
2.Customers add users, social profiles and use-cases, which increases spend.
3.Customers add product modules (e.g., Listening) for an additional monthly rate depending on their needs.
Customers
We have a highly diverse base of over 26,000 current customers across SMBs, Mid-market companies, Enterprises and marketing agencies, as well as government, non-profit and educational institutions.

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
Our marketing team is focused on generating awareness of our social media management platform and on inbound marketing through our industry leading blog and other social content, including our own large social media following. The majority of inbound trials are generated from unpaid marketing, allowing us to rapidly test, adapt and optimize our go-to-market for sustained growth.
As of December 31, 2020, our sales and marketing department had 396 employees. Our sales and marketing expenses were $59.1 million, $55.6 million and $36.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Customer Service
Our global support team provides support to all of our customers, regardless of spend or segment, in the channel they prefer. Customer success has always been deeply rooted in our DNA and we have been intentional with our focus on delivering an exceptional level of quality service to our customers. As a result, we have the highest-rated customer support according to G2 when compared to our primary competitors.
We provide 24/7 support through email, telephone, chat and social media and weekend support through email and social. We also offer support in English, Spanish, Portuguese and French to our global customer base.
As of December 31, 2020, our customer service department had 44 employees. Customer service costs are included in Cost of revenue within the Consolidated Statement of Operations and Comprehensive Loss.
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
Our research and development team is responsible for the design, development and testing of our products. We invest substantial resources in research and development to drive our technology innovation and bring new products to the market. As of December 31, 2020, our research and development department had 158 employees. Our research and development expenses were $30.5 million, $28.1 million and $25.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Competition
There are a number of established and emerging competitors in the social media management software market. The market is highly fragmented, rapidly evolving and highly competitive with rising barriers to entry. We consider the competitive differentiators in our market to be:
•all-in-one platform;
•scalability of the platform;
•ease of use and reliability; and
•cost to deploy and run the platform.
We believe we compete favorably on all of these factors.
We primarily face competition from other social media management companies such as Sprinklr, Khoros and Hootsuite, as well as a range of independent point solutions. In order to compete, we work tirelessly to innovate and improve our products, while at the same time, preserving our unique culture.
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
Government Regulation
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
Data Privacy and Security Laws
Data privacy, data protection and information security with respect to the collection, storage, use, retention and deletion of personally identifiable information continues to be the focus of worldwide legislation and regulation. We are subject to data privacy and security regulations by data protection authorities in countries throughout the world, by the U.S. federal government and by the states in which we conduct our business.
In the EU, the General Data Protection Regulation, or GDPR, which came into effect in May 2018, imposes stringent privacy, data protection, data transfer, and information security requirements, which include expanded requirements to disclose to data subjects how their personal data is used and increased rights for data subjects to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements and significantly increased penalties of the greater of €20 million or 4% of global turnover for the preceding financial year. GDPR also has requirements regarding the cross border transfer of personal data. In the past, we have self-certified adherence to the U.S. Department of Commerce’s EU-U.S. Privacy Shield Framework (the “Privacy Shield”), which established a means for legitimizing the transfer of personal data from the European Economic Area (“EEA”) to the United States in compliance with GDPR. On July 16, 2020, the Court of Justice of the European Union invalidated the Privacy Shield as a valid mechanism for the legal transfer of personal data outside of the EEA. As a result, we have adopted the European Commission-approved Standard Contractual Clauses (“SCCs”) as a transfer mechanism to cover data transfers from an EU controller to a non-EU or EEA processor. We are continuing to monitor changes in the applicable regulations and guidance and we may need to implement additional measures deemed necessary by applicable law, regulation, or data protection authorities.
Following a referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020, known as Brexit, and the parties finalized a trade agreement prior to the end of the transition period on December 31, 2020. As part of the trade agreement, the United Kingdom and the European Union have agreed to a bridging mechanism to ensure data flows freely between the EEA and UK for a period of six months from January 1, 2021 until the European Union issues an adequacy decision for the UK. Although it is expected that the EU will confer an adequacy decision for the UK, there still remains uncertainty as to the timing of when the adequacy decision will be issued, how the UK version of the GDPR will be implemented alongside its existing UK data protection regulations, and how data transfers to and from the United Kingdom will generally be regulated.
We are self-certified under the U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, and some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States pursuant to this Framework.
In the United States, we are subject to Federal and state laws and regulations regarding privacy and information security. California also recently enacted legislation, the California Consumer Privacy Act of 2018, or CCPA, that affords consumers expanded privacy protections. The CCPA went into effect on

January 1, 2020 and the final regulations were approved on August 20, 2020. The CCPA required modification of our data processing practices and policies in order to address the expanded rights the CCPA provides to California residents, including rights to access and deletion of their personal information, and the right to opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The California Privacy Rights Act, or CPRA, which expands on the provisions of the CCPA, will become operative on January 23, 2023, and will introduce additional compliance requirements, such as enhanced opt out and deletion rights, categorization of sensitive personal information, and principles of purpose limitation and data minimization. There are also a number of other pending U.S. state privacy laws that contain similar, but potentially stricter and/or conflicting, obligations to the CCPA. These laws, if enacted, may require material alteration of our internal procedures and could potentially limit the ability of data providers or our customers to provide certain personal information to us that is necessary for our business operations.
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
In addition, certain laws and regulations that protect the collection, use and disclosure of particular types of data may hinder our ability to provide services to customers and potential customers subjected to such laws. For example, rules under the Health Insurance Portability and Accountability Act of 1996 governing the collection, use and disclosure of certain health information impose specific data protection obligations on any organization providing services to covered organizations. As another example, the Gramm-Leach-Bliley Act of 1999 imposes specific obligations on companies that process certain financial data on behalf of covered entities. We do not currently certify that our platform complies with these regulations. In order to compete in such highly regulated markets, we may have to invest in additional resources, establish processes and introduce additional measures to satisfy regulatory requirements applicable to companies serving such covered entities.
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
Human Capital
As of December 31, 2020, we had a total of 700 full-time employees, including 92 employees located outside the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Our commitment to our employees is to foster a culture that enables every member of the Sprout team to do their best work in the most fulfilling way possible. We strive to honor this commitment by prioritizing employee engagement and development, diversity equity and inclusion, and employee benefits and wellness.
Employee Engagement & Development:
•To ensure an active feedback loop, we field employee inclusion and engagement surveys. In 2020, topics included the remote work environment, talent development needs, and our culture of feedback. The feedback we received regarding remote work directly shaped our strategy for a more distributed work environment and performance-focused culture.
•We have developed programs to ensure Sprout is a career accelerator for employees of all backgrounds, including our New Leader Training and Emerging Leaders Mentor Program (with focus on underrepresented talent seeking to move into leadership). Both programs consistently experience strong employee participation. Our Grow@ digital and on-demand platform provides education and development opportunities through internal programs and third party vendors.
Diversity, Equity and Inclusion:
•As a step towards establishing future workforce goals, we released our first demographic report to provide transparency into where we stand, where we’ve progressed and where we need to improve in the areas of diversity, equity and inclusion. We intend to report our progress against the initiatives identified on an ongoing basis.
•We focused our sourcing efforts on underrepresented backgrounds and held our Recruitment Team accountable to prospecting diverse talent.
•We launched a program to encourage our hiring managers to proactively build diverse networks, adding hundreds of diverse prospects to our candidate pipelines.
•To ensure our employees support and help drive our Diversity, Equity, and Inclusion efforts, all new hires complete a two-part unconscious bias training as part of their onboarding.
•We encourage our employees to attend our monthly, employee-led DEI Guild meetings to discuss relevant topics such as the criminal justice system and voter suppression. We avoid scheduling any other meetings during this time so employees can prioritize DEI education.
•Our Business Resource Groups (BRGs), such as Black@, LGBTQ@, Women@, and Accessibility (A11y), provide space for team members to connect with those who share a common identity. BRGs support business initiatives through four lenses: culture, colleagues, commercial interests and community. Each group works with an executive sponsor and presents their strategic plans to our Executive Team.
•Our Always Be Growing Enrichment Program is a leadership-sponsored program focused on investing additional instruction, education, and support to our Black, Indigenous, and People of Color employees who are individual contributors.
•We partner with community organizations like re:work, Chicago Scholars, and Black Girls Code to improve hiring, retention and promotion of underrepresented talent.
•We actively recruit from Historically Black Colleges and Universities, and Hispanic Serving Institutions, partnering with student organizations that serve traditionally underrepresented groups in tech.

Compensation, Benefits, and Employee Wellness:
To recruit and retain the best talent in the marketplace, we routinely refresh our total rewards program:
•In addition to competitive salaries, stock based compensation awards, and flexible healthcare and insurance benefits, we offer the following programs, which vary by country/region: paid time off, family leave, flexible work schedules and 401(k) matching.
•Amidst the COVID-19 pandemic, we increased our confidential and comprehensive health and wellness offerings.
•In March 2020, we suspended office operations for all of our offices, following local and state-level recommendations, CDC and WHO guidance. We provided a stipend to assist employees with covering costs for internet and home office equipment.
•In addition to providing employees tools through platforms like Modern Health and our Employee Assistance Program, in December 2020, our DEI Guild meeting topic was “How Mental Health Affects Us All,” providing a resource deck, reading and listening materials, community support, and points of contact for employees looking for education or additional support on mental health.

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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report and in our other public filings, including our audited consolidated financial statements and the related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Risk Factory Summary
Risks Related to our Business Model and Operations
•If we fail to attract new customers and retain and increase the spending of existing customers, our revenue, business, results of operations, financial condition and growth prospects would be harmed.
•We have a history of losses and may not achieve profitability in the future.
•We have a limited operating history, which makes it difficult to evaluate our prospects and future operating results.
•We have experienced rapid revenue growth in recent periods and our recent growth rates may not be indicative of our future growth.
•The effects of the COVID-19 pandemic are unpredictable and may materially affect our customers and how we operate our business, and the duration and extent to which the pandemic continues (including any re-emergence of COVID-19) to threaten our future results of operations and overall financial performance remains uncertain.
•Our platform and products are dependent on APIs built and owned by third parties, including social media networks, and, if we lose access to data provided by such APIs or the terms and conditions on which we obtain such access become less favorable, our business could suffer.
•If we are unable to attract potential customers through unpaid channels, convert this traffic to free trials or convert free trials to paid subscriptions, our business and results of operations may suffer.
•If we fail to adapt and respond effectively to rapidly changing technology, new social media platforms, evolving industry standards or changing customer needs, requirements, tastes or preferences, our products may become less competitive.
Risks Related to the Use of Technology
•Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively affect our business.
•We rely upon third parties to operate our platform and any disruption of or interference with our use of such third party providers would adversely affect our business, results of operations and financial condition.
Market and Competition Risk
•The market in which we operate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

•Our business depends on a strong brand, and if we are not able to develop, maintain and enhance our brand, our business and operating results may be harmed. Moreover, our brand and reputation could be harmed if we were to experience significant negative publicity.
•Certain estimates of market opportunity, forecasts of market growth and our operating metrics included in this Annual Report may prove to be inaccurate.
Legal and Regulatory Risks
•Changes in laws and regulations related to the internet, perceptions toward the use of social media and changes in internet infrastructure itself may diminish the demand for our platform or products and could adversely affect our business and results of operations.
•Changing regulations and increased awareness relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and harm our brand.
Risks Related to Ownership of Our Class A Common Stock
•Our share price has been and may continue to be volatile, and you could lose all or part of your investment.
•We cannot predict the effect our dual class structure may have on the market of our Class A common stock.
Risks Related to Tax and Accounting Matters
•Failure to maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.
•If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
General Risk Factors
•We may make acquisitions of, or invest in, other businesses or technologies, which may divert our management’s attention and result in the incurrence of indebtedness or dilution to our stockholders. We may be unable to integrate acquired businesses or technologies successfully or achieve the expected benefits of such acquisitions and investments.
•We depend largely on the continued service of our senior management and other key employees, the loss of any of whom could adversely affect our business, results of operations and financial condition.
•If we cannot attract and retain qualified personnel or maintain our culture as we grow, we may be unable to execute our business strategy.
•Our recent growth and any future growth in headcount may be difficult to manage effectively.

Risks Related to our Business Model and Other Operations Risks
If we fail to attract new customers and retain and increase the spending of existing customers, our revenue, business, results of operations, financial condition and growth prospects would be harmed.
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
•continued market acceptance of our platform and products for existing and new use-cases;
•the timing of development and release of new products and functionality introduced by us and our competitors;
•our ability to develop functionality and integrations with third parties, including social media networks, based on customer demand;
•the usability and time to value of our products;
•the level of customer service that we provide;
•technological change; and
•growth or contraction in our addressable market.
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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $31.7 million, $46.8 million and $20.9 million in 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $147.0 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.

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
We have experienced rapid revenue growth in recent years. In 2020, our revenue was $132.9 million, an increase of 29% as compared to our revenue of $102.7 million in 2019, which was an increase of 30% as compared to our revenue of $78.8 million in 2018. Although we have experienced rapid revenue growth historically, we may not continue to grow as rapidly in the future and our revenue growth rates may decline. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile or decline, and we may not achieve or maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
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
•Customers may be less likely to pay us on time or at all. Customers under economic stress from COVID-19 may be less willing or may be unable to pay our invoices as they become due. This could, in-turn, cause a decrease in our revenue, an increase in our accounts receivable and the aging of our accounts receivable. In the year ended December 31, 2020, we recorded bad debt expense of $0.7 million due to our assessment of the potential COVID-19 impact on customers’ ability to pay us. It is possible that the impact of COVID-19 may further increase our bad debt expense.
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
The duration and extent of the impact on our business from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time (e.g., the severity and transmission rate of the virus, the extent and effectiveness of containment measures and vaccines, and the impact of these and other factors on our employees, customers, vendors and partners, including their respective productivity). Furthermore, our limited operating history combined with the uncertainty created by the COVID-19 pandemic significantly increases the difficulty of forecasting operating results and of strategic planning. If we are unable to effectively predict and manage the impact of the COVID-19 pandemic on our business, our results of operations and financial condition may be negatively impacted.
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

Our business, cash flows or results of operations may be harmed if any data provider:
•changes, limits or discontinues our access to its APIs and data;
•modifies its terms of service or other policies, including fees charged or restrictions on us or application developers;
•changes or limits how customer information is accessed by us or our customers;
•changes or limits how we can use customer information and other data collected through the APIs;
•establishes more favorable relationships with one or more of our competitors; or
•experiences disruptions of its technology, services or business generally.
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
The social media industry has experienced and is likely to continue to experience rapid change due to the evolving trends, tastes and preferences of users. If consumers widely adopt new social media networks and other third party platforms, we may need to develop integrations and functionality related to these new networks and platforms. This development effort may require significant research and development and sales and marketing resources, as well as licensing fees, all of which could adversely affect our business and operating results. In addition, new social media networks and other third party platforms may not provide us with sufficient access to data from their platforms, preventing us from building effective integrations with our platform and products. Changing consumer tastes may also render our current integrations or functionality obsolete and the financial terms, if any, under which we obtain such integrations or functionality unfavorable. Any failure of our products to operate effectively with the social media networks and other third party platforms used most frequently by consumers could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.
If we do not adequately fund our research and development efforts or use research and development teams effectively, we may not be able to compete effectively and our business and operating results may be harmed.
To remain competitive, we must continue to develop new product offerings, as well as features and enhancements to our existing platform and products. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we experience high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. The success of our business is dependent on our research and development teams developing a roadmap that allows us to retain and increase the spending of our existing customers and attract new customers. Social media is quickly evolving and we may invest significantly in particular functionality or integrations that may become obsolete in the future. Further, many of our competitors may expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources, to use our research and development resources efficiently or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.
If we fail to offer high-quality customer support, or if the cost of such support is not consistent with corresponding levels of revenue, our business and reputation may be harmed.
Our customers rely on our customer support organization to respond to inquiries and resolve issues related to their use of our platform quickly and effectively. Our customer support relies on third-party technology platforms, which may become unavailable or otherwise prevent our customers and customer support team from interacting on a timely basis. Our response times to customers and prospects may be impacted for reasons outside our control, such as changes to social media network and other third party APIs, which may interrupt aspects of our service to our customers. From time to time, we experience spikes in the number of customer support tickets that we receive, which may result in an increase in customer requests and significant delays in responding to our customers’ requests. Increased customer demand for our support services, without corresponding revenue increases, could increase our costs and harm our operating results. As we continue to grow our operations and support our global user base, we need to continue to provide efficient and high-quality support that meets our customers’ needs globally at scale. Our sales process is highly dependent on the ease of use of our platform and products, our business reputation and positive recommendations from our existing customers. Any failure to maintain a high-quality customer support organization, or a market perception that we do not maintain such levels of support, could harm our reputation, our ability to sell to existing and prospective customers and our business.

Our international sales and operations subject us to additional risks and costs, including exposure to foreign currency exchange rate fluctuations, that can adversely affect our business, operating results and financial condition.
For each of the years ended December 31, 2020, 2019 and 2018, we derived 29%, 29% and 30%, respectively, of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy. However, there are a variety of risks and costs associated with our international sales and operations, which include making investments prior to the proven adoption of our products, the cost of conducting our business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our platform and products will be accepted in international markets by potential customers. We believe our ability to attract new customers to subscribe to our platform or to attract existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited international sales force capacity, we may be unable to effectively grow in international markets.
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
As a new public company we are required to incur increased costs and may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members in order to meet new legal requirements.
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
Our management team, including our Chairman and Chief Executive Officer, has limited experience managing a public company, interacting with public company investors or complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage being subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management, particularly from our Chairman and Chief Executive Officer, and could divert their attention away from the day-to-day management of our business, which could adversely affect our revenue, business, results of operations and financial condition.
Risks Related to the Use of Technology
Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively affect our business.
Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, our customers’ consumers or other social media audiences, the third-party technology platforms of other parties and our employees. A malicious cybersecurity-related attack, intrusion or disruption by either an internal or external source or other breach of the systems on which our platform and products operate, and on which our employees conduct business, could lead to unauthorized access to, use of, loss of or unauthorized disclosure of sensitive and confidential information, disruption of our services, and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair sales and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We also cannot be certain that we will be able to prevent vulnerabilities in our software or address vulnerabilities that we may become aware of in the future. Further, as we rely on third-party cloud infrastructure, we depend in part on third party security measures to protect against unauthorized access, cyberattacks and the mishandling of data and information. Any cybersecurity event, including any vulnerability in our software, cyberattack, intrusion or disruption, could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, and a decrease in customer and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident.
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
We outsource the vast majority of our cloud infrastructure to Amazon Web Services, or AWS, which hosts our platform and products and which we refer to as our Hosting Provider. Our customers must have the ability to access our platform at any time, without interruption or degradation of performance. Our Hosting Provider runs its own platform upon which our platform and products depend, and we are, therefore, vulnerable to service interruptions at our Hosting Provider. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of our Hosting Provider, is compromised, our platform or products are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. We note that our ability to conduct security audits on our Hosting Provider is limited and our contracts do not contain strong indemnification terms in our favor. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through our Hosting Provider or an alternative provider of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from our Hosting Provider may adversely affect our ability to meet our customers’ requirements.
The substantial majority of the services we use from AWS are for cloud-based server capacity and, to a lesser extent, storage and certain other proprietary offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple availability zones and regions. We access AWS infrastructure through standard intellectual property, or IP, connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. If any of the AWS data centers become unavailable to us without sufficient advance notice, we would likely experience delays in delivering our platform and products until we could migrate to an alternate data center provider. Our disaster recovery program contemplates transitioning our platform and products to our backup center in the event of a catastrophe, but we have not yet fully tested the procedure, and our platform and products may be unavailable, in whole or in part, during any transition procedure. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses (including research and development expenses) in arranging alternative cloud infrastructure services.

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
Market and Competition Risk
The market in which we operate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for our social media management platform is fragmented, rapidly evolving, and highly competitive. In addition to competing with comprehensive social media management platforms with diverse capabilities, we compete with point solutions for sentiment monitoring, compliance, social listening, content management and distribution, employee advocacy, and relationship management, among others, as well as native use of individual social media networks. To remain competitive, we must deliver features and functionality that enhance the utility of our platform to our new and prospective customers, without the presence of software defects, adapt to changing functionality and APIs of the social media networks and other third party platforms, maintain and develop integrations with third parties that provide value to our customers, ensure our platform and products are easy to use and deliver immediate value to our customers, provide a superior customer success and support experience and demonstrate value to our current and prospective customers across multiple functions within their organizations. We may not be successful in delivering on some or all of the foregoing or doing so while maintaining competitive pricing of our platform and products, which could result in customer dissatisfaction and adversely affect our business.
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
Legal and Regulatory Risks
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
We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The United States, the European Union, or EU, the United Kingdom and other countries in which we operate are increasingly adopting or revising privacy, information security and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, and some of our current or planned business activities. New and changing laws, regulations, and industry standards concerning privacy, data protection and information security may also impact the social media platforms and data providers we utilize, and thereby indirectly impact our business. In the United States, this includes increased privacy-related regulations and enforcement activity at both the federal level and state levels that impose requirements on the personal information we collect in the course of our business activities. In the EU and the United Kingdom, this includes the General Data Protection Regulation, or GDPR, which came into effect in May 2018. While we have taken measures to comply with applicable requirements contained in the GDPR, we may need to continue to make adjustments as more clarification and guidance on the requirements of the GDPR and how to comply with such requirements becomes available. Further, Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. Following Brexit, the EU and United Kingdom finalized a trade agreement in which they agreed to a bridging mechanism to ensure data flows freely between the EEA and UK for a period of six months from January 1, 2021 until the European Union issues an adequacy decision for the UK. Although it is expected that the EU will confer an adequacy decision for the UK, there still remains uncertainty as to the timing of when the adequacy decision will be issued, how the UK version of the GDPR will be implemented alongside its existing UK data protection regulations, and how data transfers to and from the United Kingdom will generally be regulated.
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
The market price of our Class A common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•rumors, announcements or articles regarding our or our competitors’ operations, management, organization, financial condition or financial statements; and
•issuance of new or updated research or reports by securities analysts or the failure of a security analyst to continue covering our company.
Furthermore, the stock markets and software and technology stocks have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies, as recently illustrated by the impact on stock markets from COVID-19. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
The dual class structure of our common stock and the existing ownership of capital stock by our Co-Founders have the effect of concentrating voting control with our Co-Founders for the foreseeable future, which will limit the ability of our other investors to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2020, our outstanding Class B common stock represented approximately 68.1% of the voting power of our outstanding capital stock. In addition, as a result of our dual class stock, the holders of Class B common stock, our Co-Founders, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders will control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, sale of assets or other major corporate transaction for the foreseeable future. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. This control may adversely affect the market price of our Class A common stock.
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
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which, companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A common stock.

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2020, we had 43,898,850 shares of Class A common stock outstanding and 9,367,622 shares of Class B common stock outstanding.
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
Our management will have broad discretion in the application of the net proceeds of our IPO. We cannot specify with certainty the uses to which we will apply these net proceeds. The failure by our management to apply these funds effectively could adversely affect our ability to pursue our growth strategies and expand our business.
We have never paid dividends on our capital stock and we do not intend to pay dividends for the foreseeable future.
We have never declared or paid any dividends on our Class A common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation and growth of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. Furthermore, we are party to a loan and security agreement with Silicon Valley Bank, or SVB, that contains negative covenants that limit our ability to pay dividends. For more information, see the section of this Annual Report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—SVB Credit Facility.”
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
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•providing for a classified board of directors with staggered, three-year terms;
•authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
•prohibiting cumulative voting in the election of directors;
•providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•prohibiting the adoption, amendment or repeal of our amended and restated bylaws or the repeal of the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors without the required approval of at least 66.67% of the shares entitled to vote at an election of directors;
•prohibiting stockholder action by written consent;
•limiting the persons who may call special meetings of stockholders; and
•requiring advance notification of stockholder nominations and proposals.

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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our current or former directors, officers, employees or our stockholders;
•any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended from time to time) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
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
Our Class A common stock is listed on the Nasdaq Capital Market, however we can provide no assurance that we will be able to maintain an active trading market on The Nasdaq Capital Market or any other exchange in the future. If an active trading market for our Class A common stock is not maintained, or if we fail to satisfy the continued listing standards of The Nasdaq Capital Market for any reason and our Class A common stock is delisted, it may be difficult for our stockholders to sell shares without depressing the market price for the shares or at all. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
Future sales and issuances of our Class A common stock or rights to purchase our Class A common stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A common stock could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.
In the future, we may issue additional securities, including Class A common stock, convertible securities or other equity securities, including preferred securities, in one or more transactions at prices and in a manner we determine from time to time. If we sell Class A common stock, convertible securities or other equity securities in subsequent transactions, or Class A common stock or Class B common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock.
Risks Related to Tax and Accounting Matters
Failure to maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.
The rapid growth of our operations and becoming a publicly traded company have created a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company. We continue to reassess the sufficiency of finance personnel in response to these increasing demands and expectations.
We have and expect to continue to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. However, we cannot be certain that the actions we have taken and may in the future take to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. Furthermore, as we grow as a business, including through acquisitions, our internal controls may become more complex and require additional resources to implement and be effective. We have in the past, and may in the future, fail to maintain adequate internal controls. The existence of any material weakness or significant deficiency could result in errors in our financial statements. If we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our Class A common stock to decline and make it more difficult for us to finance our operations and growth.
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
As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of approximately $37.4 million and $6.2 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

Risks Related to Intellectual Property Matters
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
We face the risk of claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon or otherwise violating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology or conflict with our trademark rights. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:
•be expensive and time consuming to defend;
•cause us to cease making, licensing or using our platform or products that incorporate the challenged intellectual property;
•require us to modify, redesign, reengineer or rebrand our platform or products, if feasible;
•divert management’s attention and resources; or
•require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.
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
General Risk Factors
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
Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures or business liabilities. In particular, we may encounter difficulties integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if key personnel of the acquired company choose not to work for us, the acquired platform, products or services are not easily adapted to work with our platform or products or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management and research and development attention that would otherwise be available for development of our existing platform and products. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized, we may be exposed to unknown risks or liabilities, may be required to obtain financing on unfavorable terms, become subject to adverse tax consequences, substantial depreciation or deferred compensation charges, or our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed. The occurrence of any of the foregoing could adversely affect our revenue, business, results of operations and financial condition.
We depend largely on the continued service of our senior management and other key employees, the loss of any of whom could adversely affect our business, results of operations and financial condition.
Our future performance depends on the continued service and contributions of our senior management and other key employees to execute on our business plan, to develop our platform and products, to attract and retain customers and to identify and pursue strategic opportunities. The loss of service of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our Co-Founder, Chairman and Chief Executive Officer, Justyn Howard, and Co-Founder and Chief Technology Officer, Aaron Rankin. The replacement of any of our senior management personnel would likely involve significant time and costs, and such loss could adversely affect our revenue, business, results of operations and financial condition.
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
As of December 31, 2020, we did not owe any principal or accrued interest pursuant to our loan and security agreement with SVB. If and when we borrow under this loan and security agreement, our ability to make scheduled payments or to refinance our debt obligations will depend on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the loan and security agreement with SVB, we may be required to repay any outstanding amounts earlier than anticipated.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We do not own any real property. Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 128,000 square feet of space pursuant to a lease that expires in 2028. In addition, we maintained a lease in Seattle, Washington that expired in July 2020. In January 2020, we entered into a new lease agreement for an office in Seattle, Washington with a lease commencement date in September 2020 and an expiration date of January 31, 2031.
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
Holders of Record
As of February 22, 2021, we had 16 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds from Initial Public Offering of Class A Common Stock
On December 17, 2019, we closed our IPO, in which we sold 8,823,530 shares of Class A common stock at a price to the public of $17.00 per share. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (Registration No. 333-234316), which was declared effective on December 12, 2019. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as lead book-running managers for the offering.
The shares issued and sold in our IPO resulted in an aggregate gross offering price of $150.0 million. We received net proceeds of $134.3 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.2 million. Of the $10.5 million of underwriting discounts and commissions, we paid $4.2 million to Goldman Sachs & Co. LLC, of which an employee serves on our board of directors and which is an investor in our Class A common stock (See Note 15 of “Notes to Consolidated Financial Statements”). No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning more than 10% or more of any class of our equity securities, or to any other affiliates.

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

Item 6. Selected Consolidated Financial and Other Data
The following tables present the selected consolidated financial and other data for Sprout Social, Inc. and its subsidiaries. We have derived the selected consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report. You should read the following selected consolidated financial data in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report. Our historical results for any prior period are not necessarily indicative of our future results, and our operating results for the year ended December 31, 2020 are not necessarily indicative of the results that may be expected for any future year or period.

	Years Ended December 31,
	2020	2019	2018

	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Subscription	$131,804	$102,243	$78,392
Professional services and other	1,145	464	421
Total revenue	132,949	102,707	78,813
Cost of revenue(1):
Subscription	34,196	27,862	20,726
Professional services and other	721	292	268
Total cost of revenue	34,917	28,154	20,994
Gross profit	98,032	74,553	57,819
Operating expenses:
Research and development(1)	30,491	28,059	25,426
Sales and marketing(1)	59,137	55,584	35,980
General and administrative(1)	40,406	38,178	17,185
Total operating expenses	130,034	121,821	78,591
Loss from operations	(32,002)	(47,268)	(20,772)
Interest expense	(366)	(270)	(617)
Interest income	617	307	35
Other income	223	490	442
Loss before income taxes	(31,528)	(46,741)	(20,912)
Income tax expense	127	66	22
Net loss and comprehensive loss	$(31,655)	$(46,807)	$(20,934)
Net loss per share attributable to common shareholders, basic and diluted(2)	$(0.62)	$(2.54)	$(1.26)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted(2)	51,368,737	18,438,695	16,593,258

_________________
(1)Includes stock-based compensation expense as follows (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2020 Compared to Year Ended December 31, 2019—Operating Expenses” for more information):

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Cost of revenue	$749	$1,126	$9
Research and development	1,935	2,290	28
Sales and marketing	2,464	8,697	15
General and administrative	5,931	13,220	1
Total stock-based compensation expense	$11,079	$25,333	$53

(2)See Note 1 and Note 12 to our audited consolidated financial statements for more information regarding net loss per share.

	As of December 31,
	2020	2019

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$114,515	$135,310
Working capital(1)	135,753	113,977
Total assets	239,669	189,591
Deferred revenue	43,762	29,775
Total stockholders’ equity	152,099	128,130
________________
(1)Working capital is defined as total current assets minus total current liabilities.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions.
Our total number of customers, total ARR, organic ARR and number of customers contributing more than $10,000 in ARR as of the periods presented were as follows:

	As of December 31,
	2020	2019
	(dollars in thousands)
Number of customers	26,718	23,693
Total ARR	$158,268	$117,846
Organic ARR	$157,182	$115,185
Number of customers contributing more than $10,000 in ARR	3,149	2,185

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

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands, except per share data)
Non-GAAP operating loss	$(20,923)	$(21,935)	$(20,719)
Non-GAAP net loss	(20,576)	(21,474)	(20,881)
Non-GAAP net loss per share	(0.40)	(1.16)	(1.26)
Free cash flow	$(15,367)	$(15,174)	$(19,335)
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
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. We have made it increasingly easy to standardize on Sprout Social as the centralized system of record for social and to help customers maximize the value of this mission critical channel. Currently, more than 26,000 customers across 100 countries rely on our platform.
Introduced in 2011, our cloud software brings together social messaging, data and workflows in a unified system of record, intelligence and action. Operating across major networks, including Twitter, Facebook, Instagram, Pinterest, LinkedIn, Google, Reddit, Glassdoor and YouTube, we provide organizations with a centralized platform to manage their social media efforts across stakeholders and business functions. Virtually every aspect of business has been impacted by social media, from marketing, sales and public relations to customer service, product and strategy, creating a need for an entirely new category of software. We offer our customers a centralized, secure and powerful platform to manage this broad, complex channel effectively across their organization.
Since our founding, we have achieved several key milestones:
•2010 — Founded Company, launched V1 beta and Lightbank became an investor;
•2011 — Launched our Sprout platform, surpassed 1,000 customers and entities affiliated with NEA became investors;
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
•2019 — Completed our IPO resulting in $134.3 million of net proceeds (excluding $10.0 million of additional net proceeds from the underwriters’ exercise of their over-allotment option in January 2020), surpassed $100 million in total ARR and awarded one of Glassdoor’s “Top CEOs, companies under 1,000 employees, 2019”; and
•2020 — Completed our follow-on offering resulting in $42.1 million in net proceeds, awarded one of Glassdoor’s “Best Place to Work” in 2020, recognized as one of Fortune’s 100 Best

Small and Medium Workplaces, one of Fortune’s 25 Best Small and Medium Workplaces for Women, and selected as a recipient of the 2020 Tech Cares Award from TrustRadius, awarded to tech companies that went above and beyond to support their clients and communities during the COVID-19 Pandemic.
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
We generated revenue of $132.9 million, $102.7 million and $78.8 million during the years ended December 31, 2020, 2019, and 2018, respectively, representing growth of 29% in 2020 and 30% in 2019. Excluding the impact of the 2017 acquisition of Simply Measured, Inc., or Simply Measured, our organic growth rate in 2020 and 2019 was 36% and 44%, respectively. This organic growth rate excludes the impact of revenue generated from legacy Simply Measured products as well as revenue from the transition of legacy customers to our platform up to an amount equal to such customers’ prior spend on legacy Simply Measured products. This organic growth rate includes all incremental revenue generated above such prior spend from the sale of additional or higher-priced products and users and profiles to legacy customers of Simply Measured. In 2020, software subscriptions contributed 99% of our revenue. We generated net losses of $31.7 million, $46.8 million, and $20.9 million during the years ended December 31, 2020, 2019, and 2018, respectively. Our net losses include stock-based compensation expense of $11.1 million, $25.3 million and $0.1 million in the years ended December 31, 2020, 2019, and 2018, respectively. The higher stock-based compensation expense in 2019 was primarily due to the vesting of RSUs in connection with our IPO in December 2019. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
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
Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, our operational and financial performance were not materially impacted by COVID-19 during the year ended December 31, 2020. Our recent IPO in December 2019 resulted in $134.3 million net proceeds, as well as an additional $10.0 million of net proceeds received in January 2020 as a result of our sale of over-allotment shares to the underwriters of the Company’s IPO, all of which strengthened our liquidity position prior to the pandemic. The $42.1 million in net proceeds from our equity follow-on offering in August 2020 has further strengthened our liquidity position.
We believe that over the long term, we will continue to see strong demand for our technology platform; however, the duration and spread of the pandemic could impact our customers’ marketing or social media budgets or ability to pay for existing subscriptions, particularly in the industries most impacted by COVID-19. We will continue to monitor the potential impact of COVID-19; however, at this time, the extent to which the pandemic may impact our financial condition or results of operations is uncertain.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 26,000 customers. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new organic ARR for the year divided by one minus the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of 2020 and 2019, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them. This calculation assumes the actual subscription renewal rate for the period will remain consistent in future years. While we believe this assumption is reasonable based on our historic data and experience, subscription renewal rates may vary year-to-year, and the lifetime value of our customers may decline or fluctuate between periods. Moreover, our sales and marketing expense reflects the amortization of sales commissions, which are deferred and amortized over a three-year period in accordance with GAAP. If all sales commissions incurred in the year were expensed and not amortized, the result would not have a material impact on the lifetime value of our customers. See “—Key Business Metrics—Organic ARR” for more information on how we define and calculate organic ARR.
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
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, because we believe this metric reflects our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net retention rate for the years ended December 31, 2020 and 2019 was 110% in both years. Our dollar-based net retention rate excluding our SMB customers for the years ended December 31, 2020 and 2019 was 117% and 120%, respectively.
We calculate dollar-based net retention rate by dividing the organic ARR from our customers as of December 31st in the reported year by the organic ARR from those same customers as of December 31st in the previous year. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes organic ARR from new customers. See “—Key Business Metrics—Organic ARR” for more information on how we define and calculate organic ARR.

Sustaining product and technology innovation
Our success is dependent on our ability to sustain product and technology innovation and maintain the competitive advantage of our proprietary technology. We continue to invest resources to enhance the capabilities of our platform by introducing new products, features and functionality of existing products.
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the year ended December 31, 2020 was approximately 29% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India and Australia to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of December 31,
	2020	2019
Number of customers	26,718	23,693

Total ARR
Total ARR is ARR from all of our products. We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period. Total ARR includes the impact of recurring revenue generated from legacy Simply Measured products, which a small number of legacy Simply Measured customers have continued to access in the periods presented. We believe total ARR is an indicator of the scale of our entire platform while mitigating fluctuations due to seasonality and contract term.

	As of December 31,
	2020	2019
	(in thousands)
Total ARR	$158,268	$117,846

Organic ARR
Organic ARR is ARR excluding the impact of recurring revenue generated from legacy Simply Measured products. We believe organic ARR is an indicator of the scale and visibility of our core platform while mitigating fluctuations due to seasonality and contract term.

	As of December 31,
	2020	2019
	(in thousands)
Organic ARR	$157,182	$115,185
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
We define customers contributing more than $10,000 in ARR as those on a paid subscription plan that had more than $10,000 in ARR as of a period end.

	As of December 31,
	2020	2019
Number of customers contributing more than $10,000 in ARR	3,149	2,185
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

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Revenue
Subscription	$131,804	$102,243	$78,392
Professional services and other	1,145	464	421
Total revenue	132,949	102,707	78,813
Cost of revenue(1)
Subscription	34,196	27,862	20,726
Professional services and other	721	292	268
Total cost of revenue	34,917	28,154	20,994
Gross profit	98,032	74,553	57,819
Operating expenses
Research and development(1)	30,491	28,059	25,426
Sales and marketing(1)	59,137	55,584	35,980
General and administrative(1)	40,406	38,178	17,185
Total operating expenses	130,034	121,821	78,591
Loss from operations	(32,002)	(47,268)	(20,772)
Interest expense	(366)	(270)	(617)
Interest income	617	307	35
Other income	223	490	442
Loss before income taxes	(31,528)	(46,741)	(20,912)
Income tax expense	127	66	22
Net loss and comprehensive loss	$(31,655)	$(46,807)	$(20,934)
_______________
(1)Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Cost of revenue	$749	$1,126	$9
Research and development	1,935	2,290	28
Sales and marketing	2,464	8,697	15
General and administrative	5,931	13,220	1
Total stock-based compensation	$11,079	$25,333	$53

	Years Ended December 31,
	2020	2019	2018

	(as a percentage of total revenue)
Revenue
Subscription	99%	100%	99%
Professional services and other	1%	—%	1%
Total revenue	100%	100%	100%
Cost of revenue
Subscription	26%	27%	26%
Professional services and other	—%	—%	—%
Total cost of revenue	26%	27%	26%
Gross profit	74%	73%	74%
Operating expenses
Research and development	23%	27%	32%
Sales and marketing	45%	54%	46%
General and administrative	30%	37%	22%
Total operating expenses	98%	118%	100%
Loss from operations	(24)%	(45)%	(26)%
Interest expense	—%	—%	(1)%
Interest income	—%	—%	—%
Other income	—%	—%	—%
Loss before income taxes	(24)%	(45)%	(27)%
Income tax expense	—%	—%	—%
Net loss and comprehensive loss	(24)%	(45)%	(27)%
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue

	Years Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$131,804	$102,243	$29,561	29%
Professional services and other	1,145	464	681	147%
Total revenue	$132,949	$102,707	$30,242	29%
Percentage of Total Revenue
Subscription	99%	100%
Professional services and other	1%	—%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 23,693 as of December 31, 2019 to 26,718 as of December 31, 2020. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$34,196	$27,862	$6,334	23%
Professional services and other	721	292	429	147%
Total cost of revenue	34,917	28,154	6,763	24%
Gross profit	$98,032	$74,553	$23,479	31%
Gross margin
Total gross margin	74%	73%
The increase in cost of subscription revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following:

Change
(in thousands)
Data provider fees	$4,790
Personnel costs	1,220
Stock-based compensation expense	(377)
Other	701
Subscription cost of revenue	$6,334
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 12% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The decrease in stock-based compensation was due to the higher expense in 2019 related to employee restricted stock units (“RSUs”) vesting upon the completion of our IPO on December 17, 2019.
Operating Expenses
Research and Development

	Years Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$30,491	$28,059	$2,432	9%
Percentage of total revenue	23%	27%

The increase in research and development expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,933
Stock-based compensation expense	(355)
Other	(146)
Research and development	$2,432
Personnel costs increased as a result of increased headcount to grow our research and development teams to drive our technology innovation through the development of new products and features. Since prior year, we have increased headcount within our engineering team by 9%. The decrease in stock-based compensation was due to the higher expense in 2019 related to employee RSUs vesting upon the completion of our IPO on December 17, 2019.
Sales and Marketing

	Years Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$59,137	$55,584	$3,553	6%
Percentage of total revenue	45%	54%
The increase in sales and marketing expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following:

Change
(in thousands)
Personnel costs	$8,953
Stock-based compensation expense	(6,233)
Other	833
Sales and marketing	$3,553
Personnel costs increased primarily as a result of a 25% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The decrease in stock-based compensation was due to higher expense in 2019 related to employee RSUs vesting upon the completion of our IPO on December 17, 2019.

General and Administrative

	Years Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$40,406	$38,178	$2,228	6%
Percentage of total revenue	30%	37%
The increase in general and administrative expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following:

Change
(in thousands)
Personnel costs	$7,513
Accounting and legal fees	850
Stock-based compensation expense	(7,289)
Other	1,154
General and administrative	$2,228
Personnel costs increased primarily as a result of an 18% increase in headcount as we continue to grow our business and operate as a publicly traded company. Accounting and legal fees increased due to operating as a publicly traded company and costs incurred with the equity follow-on offering. The decrease in stock-based compensation was due to higher expense in 2019 related to a restricted stock award and RSU grants to our Chairman and Chief Executive Officer that immediately vested in June and December 2019, respectively, as well as expense related to employee RSUs vesting upon the completion of our IPO on December 17, 2019. The increase in other was primarily driven by an increase of $0.3 million in consulting fees, an increase of $0.3 million in charitable contributions, and other expenses related to overhead and operating as a publicly traded company.
Interest Income (Expense), Net

	Years Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income (expense), net	$251	$37	$214	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in net interest income was primarily driven by interest earned on cash deposits and marketable securities related to the proceeds of our IPO and equity follow-on offering.

Other Income

	Years Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income	$223	$490	$(267)	(54)%
Percentage of total revenue	—%	—%
The decrease in other income is due to sublease rental income declining as the San Francisco office lease expired in June 2019.
Income Tax Expense

	Years Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Income tax expense	$127	$66	$61	92%
Percentage of total revenue	—%	—%

The increase in income tax expense is due to the provision related to foreign income taxes.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue

	Years Ended December 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Revenue
Subscription	$102,243	$78,392	$23,851	30%
Professional services and other	464	421	43	10%
Total revenue	$102,707	$78,813	$23,894	30%
Percentage of Total Revenue
Subscription	100%	99%
Professional services and other	—%	1%
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
Stock-based compensation expense increased $9.4 million as the result of restricted stock award and restricted stock unit grants to our Chairman and Chief Executive Officer that immediately vested in June and December 2019, respectively. The remaining increase in stock-based compensation was due to the initial expense related to employee RSUs vesting as a result of the completion of our IPO on December 17, 2019. Personnel costs increased primarily as a result of a 72% increase in headcount as we continue to grow our business. Bad debt expense increased due to higher accounts receivable balances and the attrition of customers acquired in the Simply Measured acquisition. Rent expense increased due to renting additional office space.
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

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands, except per share data)
Non-GAAP operating loss	$(20,923)	$(21,935)	$(20,719)
Non-GAAP net loss	(20,576)	(21,474)	(20,881)
Non-GAAP net loss per share	(0.40)	(1.16)	(1.26)
Free cash flow	$(15,367)	$(15,174)	$(19,335)

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

	Year Ended December 31,
	2020	2019	2018
Reconciliation of Non-GAAP operating loss	(dollars in thousands)
Loss from operations	$(32,002)	$(47,268)	$(20,772)
Stock-based compensation expense	11,079	25,333	53
Non-GAAP operating loss	$(20,923)	$(21,935)	$(20,719)
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

	Year Ended December 31,
	2020	2019	2018
Reconciliation of Non-GAAP net loss	(dollars in thousands)
Net loss and comprehensive loss	$(31,655)	$(46,807)	$(20,934)
Stock-based compensation expense	11,079	25,333	53
Non-GAAP net loss	$(20,576)	$(21,474)	$(20,881)
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

	Year Ended December 31,
	2020	2019	2018
Reconciliation of Non-GAAP net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.62)	$(2.54)	$(1.26)
Stock-based compensation expense per share	0.22	1.38	—
Non-GAAP net loss per share	$(0.40)	$(1.16)	$(1.26)

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

	Year Ended December 31,
	2020	2019	2018
Reconciliation of Free cash flow	(dollars in thousands)
Net cash (used in) operating activities	$(11,352)	$(14,414)	$(17,238)
Purchases of property and equipment	(4,015)	(760)	(2,097)
Free cash flow	$(15,367)	$(15,174)	$(19,335)
Quarterly Results of Operations
The following tables present selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended December 31, 2020, as well as the percentage of total revenue that each line item represents for each quarter for Sprout Social, Inc. and its subsidiaries. The information for each of these quarters has been prepared on a basis substantially consistent with our audited consolidated financial statements included elsewhere in this Annual Report and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. These quarterly results are not necessarily indicative of our future results of operations to be expected for any future period.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands)
Revenue
Subscription	$23,332	$24,669	$26,284	$27,958	$30,329	$31,190	$33,370	$36,915
Professional services and other	47	94	137	186	206	212	296	431
Total revenue	23,379	24,763	26,421	28,144	30,535	31,402	33,666	37,346
Cost of revenue(1)
Subscription	5,815	6,154	7,144	8,749	8,086	8,178	8,588	9,344
Professional services and other	30	60	85	117	122	142	186	271
Total cost of revenue	5,845	6,214	7,229	8,866	8,208	8,320	8,774	9,615
Gross profit	17,534	18,549	19,192	19,278	22,327	23,082	24,892	27,731
Operating expenses
Research and development(1)	6,352	6,424	6,361	8,922	7,281	7,712	7,693	7,805
Sales and marketing(1)	10,452	11,728	11,894	21,510	13,894	14,184	14,774	16,285
General and administrative(1)	6,084	11,277	6,056	14,761	12,096	9,528	9,346	9,436
Total operating expenses	22,888	29,429	24,311	45,193	33,271	31,424	31,813	33,526
Loss from operations	(5,354)	(10,880)	(5,119)	(25,915)	(10,944)	(8,342)	(6,921)	(5,795)
Interest expense	(52)	(77)	(70)	(71)	(95)	(96)	(94)	(81)
Interest income	105	90	61	51	460	53	50	54
Other income	149	131	108	102	102	101	19	1
Loss before income taxes	(5,152)	(10,736)	(5,020)	(25,833)	(10,477)	(8,284)	(6,946)	(5,821)
Income tax expense	11	19	19	17	3	18	51	55
Net loss and comprehensive loss	$(5,163)	$(10,755)	$(5,039)	$(25,850)	$(10,480)	$(8,302)	$(6,997)	$(5,876)
_________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands)
Cost of revenue	$—	$—	$—	$1,126	$295	$169	$153	$132
Research and development	—	—	—	2,290	484	450	509	492
Sales and marketing	—	—	—	8,697	469	697	667	631
General and administrative	—	5,298	65	7,857	2,274	1,165	1,231	1,261
Total stock-based compensation expense	$—	$5,298	$65	$19,970	$3,522	$2,481	$2,560	$2,516

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(as a percentage of total revenue)
Revenue
Subscription	100%	100%	99%	99%	99%	99%	99%	99%
Professional services and other	—%	—%	1%	1%	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue
Subscription	25%	25%	27%	31%	26%	26%	26%	25%
Professional services and other	—%	—%	—%	—%	—%	—%	—%	—%
Total cost of revenue	25%	25%	27%	31%	26%	26%	26%	25%
Gross profit	75%	75%	73%	69%	74%	74%	74%	75%
Operating expenses
Research and development	27%	26%	24%	32%	24%	25%	23%	21%
Sales and marketing	45%	47%	45%	76%	46%	45%	44%	44%
General and administrative	26%	46%	23%	52%	40%	30%	28%	25%
Total operating expenses	98%	119%	92%	160%	110%	100%	95%	90%
Loss from operations	(23)%	(44)%	(19)%	(91)%	(36)%	(26)%	(21)%	(15)%
Interest expense	—%	—%	—%	—%	—%	—%	—%	—%
Interest income	—%	—%	—%	—%	2%	—%	—%	—%
Other income	1%	1%	(1)%	—%	—%	—%	—%	—%
Loss before income taxes	(22)%	(43)%	(20)%	(91)%	(34)%	(26)%	(21)%	(15)%
Income tax expense	—%	—%	—%	—%	—%	—%	—%	—%
Net loss and comprehensive loss	(22)%	(43)%	(20)%	(91)%	(34)%	(26)%	(21)%	(15)%
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

Quarterly Operating Expenses Trends
Total operating expenses generally increased sequentially for all periods presented due primarily to increases in headcount, other related personnel costs to support our growth, and operating as a new publicly traded company. We plan to continue our investment in research and development for the foreseeable future as we focus on developing new features and enhancements to our product offerings. We also plan to continue our investment in sales and marketing for the foreseeable future and incur additional costs for increased headcount for our sales department. During the second quarter of 2019, we experienced a significant increase in general and administrative expenses due to $5.3 million of stock-based compensation expense as the result of a restricted stock award to our Chairman and Chief Executive Officer that immediately vested in June 2019. During the fourth quarter of 2019, we experienced a significant one-time increase in operating expenses from stock-based compensation that was due to the initial expense related to employee RSUs vesting as a result of the completion of our IPO on December 17, 2019. During the year ended December 31, 2020, we incurred $11.1 million in stock-based compensation and additional expenses to support business growth and from operating as a publicly traded company. For the foreseeable future, we expect to continue to expand our general and administrative functions to support the growth of our business and our operations as a public company.

Liquidity and Capital Resources
Our liquidity and capital resources were not materially impacted by the COVID-19 pandemic and the governmental responses to address the pandemic and the related economic impact during the year ended December 31, 2020. For further discussion regarding the future potential impacts of COVID-19 and the related economic impacts on our liquidity and capital resources, see “Risk Factors—Risks Related to our Business Model and Operations—The effects of the COVID-19 pandemic are unpredictable and may materially affect our customers and how we operate our business, and the duration and extent to which the pandemic continues (including any reemergence of COVID-19) to threaten our future results of operations and overall financial performance remains uncertain.”
As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $114.5 million, marketable securities of $49.4 million, and net accounts receivable of $17.2 million. We have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and statement of cash flows. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term if the COVID-19 pandemic and the governmental responses to address the pandemic and any re-emergence of COVID-19 persist for a prolonged period of time. The impact of the COVID-19 pandemic on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
In November 2019, we amended the SVB Credit Facility to increase the Revolver (including the exercise of the Incremental Revolver, as amended) to $40.0 million and amended, among other terms, levels for the minimum adjusted EBITDA and minimum liquidity covenants, the advance rate and the interest rate. The November 2019 amendment includes a “streamline period”, or Streamline Period, concept, which occurs when we maintain, for every consecutive day in the immediately preceding fiscal quarter, the sum of (i) unrestricted cash at SVB plus (ii) unused availability under the Revolver in an amount equal to or greater than $75.0 million (the Streamline Balance). Any Streamline Period terminates on the earlier of the occurrence of an event of default and failure to maintain the Streamline Balance. The minimum adjusted EBITDA and minimum liquidity covenants do not apply during any Streamline Period. As of December 31, 2020, we did not have any outstanding principal balance under the SVB Credit Facility.
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
The SVB Credit Facility contains customary negative covenants that limit our ability to, or require mandatory prepayment in the event that we, among other things, incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, add new offices or business locations, make certain investments, pay dividends, transfer or dispose of certain assets, liquidate or dissolve and enter into various specified transactions. The SVB Credit Facility also contains affirmative covenants, including certain financial covenants such as minimum adjusted EBITDA and minimum liquidity covenants and financial reporting requirements. With limited exceptions, our obligations under the SVB Credit Facility are secured by all of our property other than intellectual property (which is subject to a negative pledge). As of December 31, 2020, we were in compliance with the covenants in the SVB Credit Facility.

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash (used in) operating activities	$(11,352)	$(14,414)	$(17,238)
Net cash (used in) investing activities	(53,802)	(760)	(2,097)
Net cash provided by financing activities	44,359	124,294	37,248
Net increase in cash	$(20,795)	$109,120	$17,913
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities.
Net cash used in operating activities during the year ended December 31, 2020 was $11.4 million, which resulted from a net loss of $31.7 million adjusted for non-cash charges of $26.7 million and net cash outflow of $6.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $11.1 million of stock-based compensation expense, $4.2 million of depreciation and intangible asset amortization expense, $7.7 million for amortization of deferred contract acquisition costs, which were primarily commissions, $2.0 million for bad debt expense and $1.1 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $14.0 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $8.1 million increase in gross accounts receivable, a $4.7 million increase in prepaid expenses and a $0.2 million decrease in operating lease liabilities. These outflows were offset by a $14.0 million increase in deferred revenue and a $6.6 million increase in accounts payable and other accrued liabilities.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2020 was $53.8 million, which was primarily due to the purchase of marketable securities and leasehold improvements for the new Seattle office.
Net cash used in investing activities for the year ended December 31, 2019 was $0.8 million, which was primarily due to purchases of computer equipment and hardware.
Net cash used in investing activities for the year ended December 31, 2018 was $2.1 million, which was primarily due to leasehold improvements of our Chicago office.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2020 was $44.4 million, which was primarily the result of $42.1 million of net proceeds from our equity follow-on offering, $10.0 million of net proceeds from our sale of over-allotment shares to the underwriters of our IPO, offset by $8.6 million in payments related to the employee withholding taxes as a result of the net settlement of stock-based awards. Additionally, we received $1.1 million from the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act.
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
Contractual Obligations
The following table summarizes our non-cancellable contractual obligations as of December 31, 2020.

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
			(in thousands)
Operating lease obligations	$32,101	$3,540	$7,951	$8,317	$12,293
Other purchase obligations(1)	63,203	20,486	42,717	—	—
Total	$95,304	$24,026	$50,668	$8,317	$12,293
_________________
(1)Consists of minimum guaranteed purchase commitments for data and services.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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
We determine revenue recognition through the following steps:
•identify the contract with a customer;
•identify the performance obligations in a contract;
•determination of the transaction price;
•allocate the transaction price to the performance obligations identified in the contract; and
•recognize revenue when (or as) performance obligations are satisfied.
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
As of December 31, 2020, including amounts already invoiced and amounts contracted but not yet invoiced, $64.4 million of revenue is expected to be recognized from remaining performance obligations, of which 85% is expected to be recognized in the next 12 months, 13% is expected to be recognized in the subsequent 12 months and the remainder thereafter.
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
Stock-Based Compensation
For equity awards with only service conditions, we recognize compensation expense based on the grant‐date fair value on a straight-line basis over the remaining requisite service period for the award. For equity awards with both service and performance conditions, compensation expense is recognized on a graded vesting basis over the requisite service period once the achievement of the performance condition is considered probable.

Restricted Stock Units
At the end of 2015, we began issuing restricted stock units to certain of our employees. The general terms of the restricted stock units required both a service and performance condition to be satisfied prior to vesting. The service condition is satisfied upon the participant’s completion of a required period of continuous service from the vesting start date. The performance condition was satisfied upon the consummation of our IPO, which resulted in recognition of stock-based compensation expense in the fourth quarter of 2019 for awards that had vested prior to December 31, 2019. In 2019 and 2020, we issued restricted stock units to certain employees that require a service condition to be satisfied prior to vesting, but that do not require a liquidity event condition to be satisfied prior to vesting. One executive grant was issued during 2020 under the 2019 Plan requiring both the satisfaction of a service condition and a performance condition which includes the achievement of certain subscription revenue targets, prior to vesting.
Pursuant to his employment agreement, our Chairman and CEO was eligible to receive awards of fully vested restricted stock units with respect to shares of our Class B common stock under our 2019 Class B Incentive Plan, or the Class B Plan, covering up to 1.0% of our fully diluted common equity determined as of the date of our IPO, or 483,663 shares, following the consummation of our IPO, depending on the valuation of the Company in connection with our IPO and the achievement of market capitalization thresholds thereafter, which we refer to as the Howard IPO Award. The initial grant under the Howard IPO Award was based on the valuation of the Company (calculated based on the closing price of the Company’s Class A common stock on its first trading day on The Nasdaq Capital Market on December 13, 2019) and calculated as follows: (i) a valuation between $750,000,000 and $999,999,999, would result in an initial grant under the Howard IPO Award equal to 0.5% of our outstanding fully diluted common equity; (ii) a valuation at least $1,000,000,000 but less than $2,000,000,000, would result in an initial grant under the Howard IPO Award equal to 0.75% of our fully diluted common equity; and (iii) a valuation at least $2,000,000,000, would result in an initial grant under the Howard IPO Award equal to 1.0% of our outstanding fully diluted common equity. No initial grant under the Howard IPO Award would be made as a result of our IPO if the valuation of the Company calculated as described above was below $750,000,000. The initial Howard IPO Award resulted in a grant equal to 0.5% of our fully diluted common equity, or 241,831 shares on December 17, 2019, which settled in March 2020. In connection with these RSUs granted to Mr. Howard pursuant to the Howard IPO Award that immediately vested in December 2019, we recognized $4.1 million of stock-based compensation expense in the fourth quarter of 2019.
If during the twenty-four month period immediately following the effectiveness of our IPO, the Company achieved a “market cap threshold” (calculated based on the 30-day average of the product of the closing price per share of our Class A common stock on a trading day and the number of shares outstanding on such trading day using the treasury stock method) of $1,000,000,000 or greater, Mr. Howard was eligible to receive RSU awards under our Class B Plan equal to: (i) 0.25% of our fully diluted common equity as of the date of our IPO, or 120,916 shares, upon the Company’s achievement of a market capitalization threshold of $1,000,000,000; and (ii) 0.25% of our fully diluted common equity as of the date of our IPO, or 120,916 shares, upon the Company’s achievement of a market capitalization threshold of $2,000,000,000, in each case, to the extent the applicable market capitalization threshold value was not previously achieved in connection with any previous grant made under the Howard IPO Award, and subject to Mr. Howard’s continued service to the Company through each applicable award date. All such RSUs granted pursuant to the Howard IPO Award would be fully vested and the maximum number of Class B common stock issuable upon settlement of such RSUs will not exceed 1.0% of our fully diluted common equity (as described above).
In February 2020, Mr. Howard received 120,916 RSUs upon the Company’s achievement of a market capitalization threshold of $1,000,000,000. In October 2020, Mr. Howard received 120,916 shares upon the Company’s achievement of a market capitalization threshold of $2,000,000,000. The Company recognized approximately $2.0 million of stock-based compensation expense during 2020 in relation to these awards.

Common Stock Valuations
Prior to the consummation of our IPO our common stock was not publicly traded. As such, we were required to estimate the fair value of our common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock as awards were approved, including utilizing third‐party valuations to assist with the determination of the estimated fair‐market value and common stock price. Given the absence of a public trading market for our common stock, the valuations of common stock were determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock, including the following factors:
•contemporaneous valuations performed by independent third-party specialists;
•the prices, rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•the prices of common or preferred stock sold to third-party investors by us and in secondary transactions or repurchased by us in arms-length transactions;
•lack of marketability of our common stock;
•our actual operating and financial performance;
•current business conditions and projections;
•our stage of development;
•likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions;
•the market performance of comparable publicly traded companies; and
•the U.S. and global capital market conditions.
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
We had cash and cash equivalents totaling $114.5 million as of December 31, 2020, the majority of which was invested in money market accounts. We also had marketable securities of $49.4 million which were invested in investment-grade corporate bonds, commercial paper and U.S. Treasury securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We did not have any outstanding debt under our $40.0 million revolving credit line as of December 31, 2020. The line of credit carries a variable interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate and is available through January 31, 2022. See “—Liquidity and Capital Resources—SVB Credit Facility.”
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

Item 8. Financial Statements and Supplementary Data

Sprout Social, Inc.
Consolidated Financial Statements
As of December 31, 2020 and 2019 and for the Years Ended December 31, 2020, 2019 and 2018

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sprout Social, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sprout Social, Inc. and its subsidiaries, (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ (deficit)/equity, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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
February 24, 2021
We have served as the Company’s auditor since 2018.

Sprout Social, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$114,515	$135,310
Short-term investments	49,364	—
Accounts receivable, net of allowances of $1,428 and $706 at December 31, 2020 and 2019, respectively	17,178	11,099
Deferred commissions	8,622	5,574
Prepaid expenses and other assets	9,651	5,050
Total current assets	199,330	157,033
Property and equipment, net	14,925	13,529
Deferred commissions, net of current portion	8,757	5,505
Operating lease, right-of-use asset	10,132	5,618
Goodwill	2,299	2,299
Intangible assets, net	4,088	5,482
Other assets, net	138	125
Total assets	$239,669	$189,591
Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$1,543	$2,049
Deferred revenue	43,407	29,566
Operating lease liability	2,155	2,331
Accrued wages and payroll related benefits	9,885	4,053
Accrued expenses and other	6,587	5,057
Total current liabilities	63,577	43,056
Deferred revenue, net of current portion	355	209
Operating lease liability, net of current portion	23,638	18,196
Total liabilities	87,570	61,461
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 46,698,354 and 43,898,850 shares issued and outstanding at December 31, 2020, respectively; 41,714,870 and 39,041,065 shares issued and outstanding at December 31, 2019, respectively	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 9,574,566 and 9,367,622 shares issued and outstanding at December 31, 2020, respectively; 9,803,933 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	328,343	263,943
Treasury stock, at cost	(29,206)	(20,430)
Accumulated deficit	(147,043)	(115,388)
Total stockholders’ equity	152,099	128,130
Total liabilities and stockholders’ equity	$239,669	$189,591
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue
Subscription	$131,804	$102,243	$78,392
Professional services and other	1,145	464	421
Total revenue	132,949	102,707	78,813
Cost of revenue
Subscription	34,196	27,862	20,726
Professional services and other	721	292	268
Total cost of revenue	34,917	28,154	20,994
Gross profit	98,032	74,553	57,819
Operating expenses
Research and development	30,491	28,059	25,426
Sales and marketing	59,137	55,584	35,980
General and administrative	40,406	38,178	17,185
Total operating expenses	130,034	121,821	78,591
Loss from operations	(32,002)	(47,268)	(20,772)
Interest expense	(366)	(270)	(617)
Interest income	617	307	35
Other income	223	490	442
Loss before income taxes	(31,528)	(46,741)	(20,912)
Income tax expense	127	66	22
Net loss and comprehensive loss	$(31,655)	$(46,807)	$(20,934)
Net loss per share attributable to common shareholders, basic and diluted	$(0.62)	$(2.54)	$(1.26)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	51,368,737	18,438,695	16,593,258
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit)/Equity
(in thousands, except share data)

	Series A, A-1, B, B-1 and C Convertible Redeemable Preferred Stock		Voting Common Stock		Additional Paid-in Capital	Series A, A-1, B, B-1, C and D Convertible Preferred Stock (in equity)		Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit)/Equity
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount
Balances at December 31, 2017	19,837,966	$62,671	16,504,353	$1	$1,685	—	$—	1,973,851	$(10,507)	$(47,647)	$(56,468)
Exercise of stock options			174,756	—	106						106
Stock-based compensation expense					53						53
Reclassification of convertible preferred stock	(19,837,966)	(62,671)				19,837,966	62,671				62,671
Issuance of Series D convertible preferred stock						2,176,297	40,305				40,305
Net loss										(20,934)	(20,934)
Balances at December 31, 2018	—	—	16,679,109	1	1,844	22,014,263	102,976	1,973,851	(10,507)	(68,581)	25,733
Exercise of stock options			163,962	—	92						92
Stock-based compensation expense					25,333						25,333
Issuance of common stock from settlement of equity awards			1,164,134	—							—
Taxes paid related to net share settlement of equity awards								699,954	(9,923)		(9,923)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance cost			8,823,530	2	133,700						133,702
Conversion of convertible preferred stock to common stock in connection with initial public offering			22,014,263	2	102,974	(22,014,263)	(102,976)				—
Net loss										(46,807)	(46,807)
Balances at December 31, 2019	—	—	48,844,998	5	263,943	—	—	2,673,805	(20,430)	(115,388)	128,130
Exercise of stock options			963,157	—	370						370
Stock-based compensation expense					11,079						11,079
Issuance of common stock from settlement of equity awards			1,189,254	—							—
Taxes paid related to net share settlement of equity awards								324,298	(8,636)		(8,636)

Sprout Social, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit)/Equity
(in thousands, except share data)

Issuance of common stock in connection with underwriters' purchase of over-allotment shares, related to initial public offering, net of underwriters' discounts, commissions and offering costs			629,603	—	9,738						9,738
Exercise of warrants			26,960	—	140			8,345	(140)		—
Issuance of common stock in connection with follow-on public offering, net of underwriters' discounts, commissions and offering costs			1,612,500	—	41,936						41,936
Proceeds from disgorgement of stockholder short-swing profits					1,137						1,137
Net loss										(31,655)	(31,655)
Balances at December 31, 2020	—	$—	53,266,472	$5	$328,343	—	$—	3,006,448	$(29,206)	$(147,043)	$152,099
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(31,655)	$(46,807)	$(20,934)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation of property and equipment	2,838	2,736	2,441
Amortization of line of credit issuance costs	215	194	128
Amortization of premium on investments	423	—	—
Amortization of acquired intangible assets	1,394	1,532	1,545
Amortization of deferred commissions	7,702	4,812	2,795
Amortization of right-of-use operating lease asset	1,053	1,056	—
Stock-based compensation expense	11,079	25,333	53
Provision for accounts receivable allowances	2,005	2,208	793
Changes in operating assets and liabilities
Accounts receivable	(8,083)	(2,756)	(4,940)
Prepaid expenses and other current assets	(4,737)	(2,657)	(1,242)
Deferred commissions	(14,002)	(8,170)	(6,964)
Accounts payable and accrued expenses	6,635	1,430	1,761
Deferred revenue	13,987	8,235	7,162
Lease liabilities	(206)	(1,560)	—
Deferred rent	—	—	164
Net cash (used in) operating activities	(11,352)	(14,414)	(17,238)
Cash flows from investing activities
Purchases of property and equipment	(4,015)	(760)	(2,097)
Purchases of short-term investments	(53,143)	—	—
Proceeds from maturity of investments	3,356	—	—
Net cash (used in) investing activities	(53,802)	(760)	(2,097)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	139,500	—
Proceeds from underwriters' purchase of overallotment shares, related to the Company's initial public offering, net of underwriters' discounts and commissions	9,954	—	—
Proceeds from follow-on offering of common stock, net of underwriters' discounts and commissions	42,127	—	—
Proceeds from line of credit	—	—	11,000
Repayments of line of credit	—	—	(14,000)
Proceeds from issuance of convertible preferred stock	—	—	40,305
Payments for line of credit issuance costs	(187)	(148)	(163)
Proceeds from exercise of stock options	370	92	106
Proceeds from disgorgement of stockholders short-swing profits	1,137	—	—
Employee taxes paid related to the net share settlement of stock-based awards	(8,636)	(9,923)	—

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Payments of deferred offering costs	(406)	(5,227)	—
Net cash provided by financing activities	44,359	124,294	37,248
Net increase (decrease) in cash and cash equivalents	(20,795)	109,120	17,913
Cash and cash equivalents
Beginning of year	135,310	26,190	8,277
End of year	$114,515	$135,310	$26,190
Supplemental cash flow information
Cash paid for interest	$138	$76	$489
Cash paid for income taxes	$66	$22	$—

Supplemental disclosure of noncash investing and financing activities
Operating lease liability arising from operating ROU asset obtained	$5,472	$—	$—
Noncash exercise of stock warrants	$140	$—	$—
Property and equipment acquired under lease incentives	$—	$—	$927
Deferred offering costs, accrued but not yet paid	$—	$573	$—
Balance of Property and equipment in Accounts Payable	$367	$—	$—
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
Fair Value of Financial Instruments
The Company has the following financial instruments: cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities. The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short-term nature.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Interest earned on cash and cash equivalents is recorded as interest income in the consolidated statement of operations.
Marketable Securities
Marketable securities consist of corporate bonds, commercial paper, and U.S. Treasury securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair values. Unrealized gains and losses for the available-for-sale debt securities that are unrelated to credit loss factors are recorded in accumulated other comprehensive income (loss), or AOCI. As of December 31, 2020 and December 31, 2019, the Company’s AOCI balance was insignificant. Unrealized losses determined to be credit-related are recorded as Other income in the consolidated statements of operations and comprehensive loss and as an allowance for credit losses on Marketable securities on the consolidated balance sheet. As of December 31, 2020, the gross unrealized gains and losses on available-for-sale debt securities were immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Amounts are charged against the allowance for doubtful accounts once collection efforts are unsuccessful. Bad debt expense was $2.0 million, $2.2 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The allowance for doubtful accounts was $1.4 million and $0.7 million as of December 31, 2020 and 2019, respectively. The activity related to the allowance for doubtful accounts for the years ended December 31, 2020 and 2019 was as follows (in thousands):

Balance at December 31, 2018	$374
Additions	1,920
Write-offs, net of recoveries	(1,588)
Balance at December 31, 2019	706
Additions	2,005
Write-offs, net of recoveries	(1,283)
Balance at December 31, 2020	$1,428
The activity related to the allowance for doubtful accounts for the year ended December 31, 2018 was immaterial.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and marketable securities. The Company's cash and cash equivalents are generally held with large financial institutions. Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2020, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has credit risk regarding trade accounts receivable as the Company generally does not require collateral. Allowances are maintained for potential credit losses. As of December 31, 2020 and 2019, there were no individual customers that accounted for more than 10% of the Company’s total revenue or net accounts receivable.
The Company’s marketable securities consist of investment-grade corporate bonds, commercial paper, and U.S. Treasury securities. The Company limits the amount of investments in any single issuer and believes that, as of December 31, 2020, its concentration of credit risk related to marketable securities was not significant.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
The Company has a single reporting unit. If the Company concludes that it is more-likely-than-not that its single reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed. For the quantitative assessment, the fair value of the Company’s reporting unit is compared with the carrying amount of net assets, including goodwill, related to the reporting unit. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit. The Company did not record any impairment loss during the years ended December 31, 2020 and 2019.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, which includes property and equipment and intangible assets, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the anticipated future undiscounted cash flows that the asset is expected to generate. If that comparison indicates that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any impairment loss during the years ended December 31, 2020 and 2019.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The Company determines revenue recognition through the following steps:
•identify the contract with a customer;
•identify the performance obligations in a contract;
•determination of the transaction price;
•allocate the transaction price to the performance obligations identified in the contract; and
•recognize revenue when (or as) performance obligations are satisfied.
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
Determination of the transaction price
The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The Company estimates any variable consideration it will be entitled at contract inception and will reassess as circumstances change, when determining the transaction price. The transaction price for subscription and professional services is generally fixed at contract inception; therefore, the Company’s contracts do not contain a significant amount of variable consideration. As a result, the amount of revenue recognized in the periods presented from performance obligations satisfied (or partially satisfied) in previous periods due to changes in the transaction price was not material.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
Sales Commissions
Sales force commissions are considered incremental costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts with new customers and for expansion of contracts with existing customers. Commissions are not paid on customer renewals. Sales commissions are deferred and amortized on a straight-line basis over a period of benefit of three years, as determined by the Company. The Company determined the three-year period by taking into consideration the products sold, expected customer life, expected contract renewals, technology life cycle and other factors. Amortization expense is included as a component of sales and marketing expense. Deferred commissions during the year ended December 31, 2020 increased $6.3 million as a result of deferring incremental costs of obtaining contracts with customers of $14.0 million, which was offset by $7.7 million of amortization. Deferred commissions during the year ended December 31, 2019 increased $3.3 million as a result of deferring incremental costs of obtaining contracts with customers of $8.1 million, which was offset by $4.8 million of amortization. The Company periodically reviews the deferred sales commissions for impairment and noted no impairment loss for the years ended December 31, 2020 and 2019.
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
Advertising Costs
Advertising costs primarily include online advertising on search engines. Advertising costs are expensed as incurred and included as a component of sales and marketing expenses. The Company incurred approximately $3.1 million, $2.4 million and $1.5 million in advertising costs during the years ended December 31, 2020, 2019 and 2018, respectively.
Research and Development Costs
Costs incurred in research and development are expensed as incurred and consist primarily of payroll, employee benefits, allocated overhead and other expenses associated with product development.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Expenses are generally remeasured at the average exchange rates for the period. Foreign currency related gains and losses have been immaterial during the periods presented.
Leases
The Company determines if an arrangement is a lease at inception, and all significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use, or ROU, assets and operating lease liabilities are recognized at commencement based on the present value of fixed payments not yet paid over the remaining lease term. ROU assets also include any initial indirect costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. For short-term leases of 12 months or less, no ROU asset or lease liability is recorded. The Company records rent expense in its consolidated statement of operations and comprehensive loss on a straight-line basis over the term of the lease and records variable lease payments as incurred. Additionally, the Company has elected to combine lease and non-lease components and account for them as a single component. ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent its obligations to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise the option. The Company uses its incremental borrowing rate in determining the lease liabilities, as its leases generally do not provide an implicit rate. The incremental borrowing rate is an estimate of the collateralized borrowing rate the Company would incur on future lease payments over a similar term based on the information available at the commencement date. The Company does not have any finance leases.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
Deferred Offering Costs
Deferred offering costs of $5.8 million, primarily consisting of certain legal, accounting and other third-party fees that were directly associated with the IPO, were recorded in stockholders’ equity as a reduction of additional paid-in capital generated upon closing of the IPO on December 17, 2019. Deferred offering costs of $0.2 million were recorded in stockholders’ equity as a reduction of additional paid-in capital generated upon closing of the follow-on offering on August 17, 2020.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), including subsequent amendments. ASU 2016-02 requires lessees to record a ROU asset and lease liability for almost all leases. This ASU does not substantially impact lessor accounting. The Company adopted the standard on January 1, 2019 using a modified retrospective approach of applying the new standard at the adoption date. Under this approach, the Company will continue to report comparative periods presented in the period of adoption under ASC 840. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which does not require it to reassess 1) whether any expired or existing contracts contain leases, 2) the lease classification of any expired or existing leases or 3) any initial direct costs for any existing leases. Adoption of this standard resulted in recognition of ROU assets of $6.7 million, short-term lease liabilities of $1.8 million, long-term lease liabilities of $20.3 million, a decrease in accrued expenses and other of $0.7 million and a decrease in deferred rent, net of current portion of $14.7 million, with no impact on retained earnings as of January 1, 2019. The adoption of the standard did not have a significant impact on the Company’s consolidated statement of operations. See Note 5 for further details.

In June 2016, the FASB issued ASU 2016-13, including subsequent amendments, Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”), which modifies the accounting methodology for most financial instruments by establishing a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments, including trade accounts receivable, by using all practical and relevant information. This guidance is effective for interim and annual periods beginning after December 15, 2019. The Company adopted the ASU as of January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted the ASU as of January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies certain aspects of accounting for income taxes. The guidance is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company does not expect adoption of this standard to have a material effect on the Company’s consolidated financial statements.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
Deferred revenue during the year ended December 31, 2020, increased $14.0 million as a result of $146.9 million of additional invoicing which was offset by $132.9 million of revenue recognized during the same period. Deferred revenue during the year ended December 31, 2019, increased $8.3 million as a result of $111.0 million of additional invoicing which was offset by $102.7 million of revenue recognized during the same period. The amount of revenue recognized during the years ended December 31, 2020 and 2019 that was included in deferred revenue at the beginning of each period was $28.9 million and $20.9 million, respectively.
As of December 31, 2020, including amounts already invoiced and amounts contracted but not yet invoiced, $64.4 million of revenue is expected to be recognized from remaining performance obligations, of which 85% is expected to be recognized in the next 12 months, 13% is expected to be recognized in the subsequent 12 months and the remainder thereafter.
3.Property and Equipment
As of the dates specified below, property and equipment consisted of the following (in thousands):

	As of December 31,
	2020	2019
Leasehold improvements	$18,308	$15,075
Furniture and fixtures	3,991	3,630
Computer equipment and hardware	2,487	1,926
Total property and equipment	24,786	20,631
Less: Accumulated depreciation	(9,861)	(7,102)
Total property and equipment, net	$14,925	$13,529
The Company recognized depreciation expense on property and equipment of $2.8 million, $2.7 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

4.Intangible Assets
As of the dates specified below, intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2020	2019
Customer relationships	$7,300	$7,300
Trademark	120	120
Technology platform	1,150	1,150
Noncompetition agreement	110	110
	8,680	8,680
Less: Accumulated amortization
Customer relationships	(3,212)	(2,169)
Trademark	(120)	(120)
Technology platform	(1,150)	(799)
Noncompetition agreement	(110)	(110)
	(4,592)	(3,198)
Intangible assets, net	$4,088	$5,482

Amortization of intangible assets totaled $1.4 million, $1.5 million, and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The expected future amortization of intangible assets as of December 31, 2020 is summarized as follows (in thousands):

Years Ending December 31,	Amortization Expense
2021	$1,043
2022	1,043
2023	1,043
2024	959
2025	—
$4,088
Intangible assets are all amortizable and have weighted-average amortization periods as follows:

Intangible assets	Years
Customer relationships	7
Trademark	2
Technology platform	3
Noncompetition agreement	2

Sprout Social, Inc.
Notes to Consolidated Financial Statements

5.Operating Leases
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
The following table provides a summary of operating lease assets and liabilities as of December 31, 2020 (in thousands):

Assets
Operating lease right-of-use assets	$10,132
Liabilities
Operating lease liabilities	2,155
Operating lease liabilities, non-current	23,638
Total operating lease liabilities	$25,793

Operating lease expense for the year ended December 31, 2020 and 2019 was $2.5 million and $2.3 million, respectively. Variable lease costs for the year ended December 31, 2020 and 2019 was $2.7 million and $2.8 million, respectively. Rent expense recorded under ASC 840 for the year ended December 31, 2018 was $4.7 million. Cash payments related to operating leases for the year ended December 31, 2020 and 2019 were $4.4 million and $5.6 million, respectively. The Company recognized $0.2 million, $0.5 million, and $0.4 million of sublease rental income in other income on the consolidated statement of operations in 2020, 2019, and 2018, respectively.
As of December 31, 2020, the weighted-average remaining lease term is 8.0 years and the weighted-average discount rate is 5.6%.
Remaining maturities of operating lease liabilities as of December 31, 2020 are as follows (in thousands):

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Years ending December 31,
2021	$3,540
2022	3,930
2023	4,021
2024	4,112
2025	4,205
Thereafter	12,293
Total future minimum lease payments	$32,101
Less: imputed interest	(6,308)
Total operating lease liabilities	$25,793

6.Income Taxes
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants, and investments. The CARES Act did not have a material impact on our provision for income taxes.
The Company elected to account for Global Intangible Low–Taxed Income (“GILTI”) as a current-period expense when incurred. Therefore, the Company has not recorded deferred taxes for basis differences expected to reverse in the future periods.
There has historically been no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. In 2020, 2019, and 2018, the Company recognized an immaterial provision related to foreign income taxes.
The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(30,544)	$(45,106)	$(20,748)
Foreign	(984)	(1,635)	(164)
Loss before income taxes	$(31,528)	$(46,741)	$(20,912)

Sprout Social, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Federal statutory income tax	$(6,643)	21.00%	$(9,801)	21.00%	$(4,414)	21.00%
State income tax, net of federal tax benefit	(1,056)	3.34	(1,577)	3.38	(618)	2.94
Foreign tax	(51)	0.16	(25)	0.05	22	(0.10)
Section 162(m) limitation	2,128	(6.73)	—	—	—	—
Other	489	(1.45)	328	(0.72)	253	(1.20)
Valuation allowance net of deferred tax assets	12,432	(39.30)	12,989	(27.83)	4,247	(20.21)
Stock-based compensation	(7,321)	23.14	(1,267)	2.71	11	(0.05)
Return to provision	149	(0.47)	(581)	1.25	(45)	0.21
Change of rate	—	—	—	—	566	(2.69)
Effective income tax rate	$127	(0.3)%	$66	(0.2)%	$22	(0.1)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31, 2020 and 2019 are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$43,610	$30,285
Operating lease liability	6,175	4,915
Other	1,834	1,522
Total deferred tax assets	51,619	36,722
Deferred tax liabilities
Depreciation and amortization	(3,264)	(3,598)
Deferred commissions and bonus	(4,161)	(2,652)
Operating lease right-of-use asset	(2,426)	(1,345)
Other	(1,056)	(847)
Total deferred tax liabilities	(10,907)	(8,442)
Less: Valuation allowance	(40,712)	(28,280)
Net deferred tax asset (liability)	$—	$—
Due to the Company’s history of net losses and the difficulty in predicting future results, the Company believes that it cannot rely on projections of future taxable income to realize the deferred tax assets. Accordingly, it has established a full valuation allowance against its net deferred tax assets.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Significant management judgment is required in determining the Company’s deferred tax assets and liabilities and valuation allowances for purposes of assessing its ability to realize any future benefit from its net deferred tax assets. The Company intends to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, the Company’s valuation allowance. The increase in the valuation allowance for deferred tax assets was approximately $12.4 million for the year ended December 31, 2020.
The Company has total net operating loss carryforwards for federal income tax purposes of approximately $37.4 million as of December 31, 2020, which begin to expire in 2031. The Company has total net operating loss carryforwards for U.S. state income tax purposes of approximately $6.2 million as of December 31, 2020, which begin to expire in 2031. The operating loss carryforwards may be limited due to a change in control in the Company’s ownership as defined by the Internal Revenue Code Sections 382. Any future changes in the Company’s ownership may limit the use of such carryforward benefits. The Company’s effective income tax rates for the periods presented differ from the statutory rate of 25% due primarily to the impact of the tax reform and the change in the deferred tax asset valuation allowance.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to its operating loss carryforwards, the U.S. federal statute of limitations remains open for tax year 2010 and onward and the Company continues to be subject to examination by the Internal Revenue Service for tax years 2010 and later. The resolutions of any examinations are not expected to be material to these financial statements. As of December 31, 2020 and 2019, there are no penalties or accrued interest recorded in the consolidated financial statements. The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon its evaluation of the facts, circumstances and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized. The Company had no uncertain tax positions during the years ended December 31, 2020 and 2019.
The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended December 31, 2020 and 2019, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.
The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries. Unremitted earnings of foreign subsidiaries were immaterial at December 31, 2020.
7.Revolving Line of Credit
On December 1, 2017, the Company entered into a Loan and Security Agreement (the “Agreement”) with a financial institution, which was amended on February 26, 2018, July 26, 2018, January 31, 2019, November 26, 2019 and February 5, 2020. The Agreement includes a revolving line of credit facility under which the Company may borrow up to $40.0 million as of December 31, 2020. The revolving line of credit facility has a maturity date of January 31, 2022. Borrowings under the Agreement

Sprout Social, Inc.
Notes to Consolidated Financial Statements

are collateralized by substantially all assets of the Company. There was no outstanding balance under the Agreement as of December 31, 2020 and 2019. The Agreement contains customary affirmative and negative covenants.
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
The Company is contingently liable under two standby letters of credit which are required as security for the Company’s current office leases (Note 5). The agreements allow for the Company to elect to secure the letters of credit with restricted cash or by reducing the revolving credit facility borrowing capacity. At December 31, 2020 and 2019, the Company elected to reduce the revolving credit facility borrowing capacity by $3.2 million as security for future lease payments.
8.Convertible Preferred Stock and Stockholders’ Equity
Common Stock
As of December 31, 2020, the Company has authorized 1,000,000,000 shares of Class A common stock with a par value of $0.0001 per share and 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Each holder of Class A and Class B common stock shall be entitled to one and ten votes, respectively, for each share held as of the record date and shall be entitled to receive dividends, when, as and if declared by the Board of Directors. Each share of Class B common stock is convertible into one share of Class A common stock at any time and will convert automatically upon certain transfers and upon the earlier of (i) the first date on which the voting power of all then outstanding shares of Class B common stock represents less than 10% of the combined voting power of all then outstanding shares of Class A common stock and Class B common stock, (ii) the date that is seven (7) years from the closing of the IPO on December 17, 2019 and (iii) the date specified by a vote of the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class. Following such conversion, each share of Class A common stock will have one vote per share and the rights of the holders of all outstanding shares of common stock will be identical. The total Class A and Class B common stock outstanding as of December 31, 2020 is 43,898,850 and 9,367,622 shares, respectively.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
Immediately prior to the closing of the IPO on December 17, 2019, all shares of outstanding convertible preferred stock automatically converted into an aggregate of 22,014,263 shares of Class A common stock. There was no convertible preferred stock outstanding at December 31, 2020 and 2019, respectively.
9.Incentive Stock Plan
On April 27, 2016, the Company established the Sprout Social, Inc. 2016 Stock Plan (the “2016 Plan”) as an amendment and restatement of the Sprout Social, Inc. 2010 Amended and Restated Stock Incentive Plan, under which awards, including options, restricted stock purchases rights, restricted stock bonus or restricted stock unit awards, for up to 5,467,862 shares of common stock may, at the discretion of the Board of Directors, be issued to employees, consultants, and directors of the Company. Under the 2016 Plan, any shares withheld upon settlement of RSUs, as elected by the employee to cover withholding taxes, will again be available for future grants under the plan. There were no changes to existing stock options outstanding as a result of the amendment and restatement. The exercise price for each award is determined by the Board of Directors. However, each option must have an exercise price of at least the fair market value of the option and no less than 110% of fair market value for options granted to a 10% owner optionee.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

issued to the Company’s CEO depending on the valuation of the Company in connection with the IPO and the achievement of market capitalization thresholds thereafter.
The only awards granted as of December 31, 2020 are stock options, restricted stock units and restricted stock awards.
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
There was no compensation expense included in the statement of operations for options in 2020 and 2019. Total compensation expense included in the statement of operations for options was $0.1 million in 2018.
The table below summarizes the stock option activity for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of period	1,159,577	$0.54	2.67	$17,990
Granted at fair value	—	—
Exercised	(998,462)	0.51
Forfeited	(105)	1.08
Outstanding at end of period	161,010	$0.69	3.05	$7,200
Options exercisable at December 31, 2020	161,010	$0.69	3.05	$7,200
The Company has computed the aggregate intrinsic value of amounts disclosed in the above table based on the difference between the original exercise price of the options and the estimated fair value of the Company’s common stock as of December 31, 2020.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 was $44.8 million, $2.5 million and $1.1 million, respectively.
At the end of 2015, the Company ceased issuing stock options. The following summarizes information about the Company’s options outstanding as of December 31, 2020:

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Remaining Contractual Term
		(in years)		(in years)
$0.31 - $0.69	81,010	2.1	81,010	2.1
$0.70 - $1.07	10,000	3.5	10,000	3.5
$1.08 - $1.10	60,000	4.1	60,000	4.1
$1.11 - $3.97	10,000	4.6	10,000	4.6
	161,010		161,010
Restricted Stock Units
At the end of 2015, the Company began issuing restricted stock units. The general terms of the restricted stock units issued under the 2016 Plan require both a service and performance condition to be satisfied prior to vesting. The service condition is satisfied upon the participant’s completion of a required period of continuous service from the vesting start date. The performance condition was satisfied upon the completion of the IPO. The general terms of the restricted stock units issued under the 2019 Plan require only a service condition to be satisfied prior to vesting. One executive grant was issued during 2020 under the 2019 Plan requiring both the satisfaction of a service condition and a performance condition which includes the achievement of certain subscription revenue targets, prior to vesting. The restricted stock units issued under the Class B Plan require both a performance condition and a market condition to be satisfied prior to vesting. The performance condition was satisfied upon the completion of the IPO. The grant-date fair value of RSUs that contain a market condition is determined using a Monte Carlo valuation model in order to simulate a range of possible future stock prices. Key assumptions used include a risk‐free interest rate of 1.61% and expected volatility of 62.5%.
The table below summarizes the activity regarding unvested restricted stock units for the year ended December 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	2,011,348	$11.02
Granted	998,025	29.36
Vested	(948,335)	9.85
Forfeited	(60,456)	11.17
Unvested at December 31, 2020	2,000,582	$20.72
The weighted-average grant date fair value per share for restricted stock units granted during the years ended December 31, 2020, 2019 and 2018 was $29.36, $13.32 and $6.91, respectively. The total

Sprout Social, Inc.
Notes to Consolidated Financial Statements

unrecognized stock-based compensation expense relating to these awards as of December 31, 2020 was $35.0 million, which is expected to be recognized over a weighted-average period of 3.5 years.
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
Stock-based Compensation Expense
    Stock-based compensation expense is included in the consolidated statement of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018

Cost of revenue	$749	$1,126	$9
Research and development	1,935	2,290	28
Sales and marketing	2,464	8,697	15
General and administrative	5,931	13,220	1
Total stock-based compensation expense	$11,079	$25,333	$53

Sprout Social, Inc.
Notes to Consolidated Financial Statements

10.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Contractual commitments as of December 31, 2020 are as follows (in thousands):

Years ending December 31,
2021	$20,486
2022	27,495
2023	15,222
2024	—
2025	—
Thereafter	—
Total contractual obligations	$63,203

Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the year ended December 31, 2020.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the year ended December 31, 2020.
11.Geographic Data
As described in the Summary of Significant Accounting Policies, the Company operates as one operating segment.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2020 and 2019, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 29%, 29% and 30% for the year

Sprout Social, Inc.
Notes to Consolidated Financial Statements

ended December 31, 2020, 2019 and 2018, respectively. Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Americas	$104,208	$80,574	$61,501
EMEA	21,341	16,220	12,674
Asia Pacific	7,400	5,913	4,638
Total	$132,949	$102,707	$78,813
12.Net Loss per Share
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to common shareholders	$(31,655)	$(46,807)	$(20,934)
Weighted average common shares outstanding	51,368,737	18,438,695	16,593,258
Net loss per share, basic and diluted	$(0.62)	$(2.54)	$(1.26)
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive. Prior to the IPO, the Company’s RSUs included a triggering liquidation performance condition prior to vesting. As such, these were treated as contingently issuable shares and were excluded from potential dilutive impact until the triggering liquidation performance condition was satisfied upon completion of the IPO on December 17, 2019.

	As of December 31,
	2020	2019	2018
Stock options outstanding	161,010	1,159,577	1,313,121
RSUs outstanding	2,000,582	2,364,650	—
Convertible preferred stock	—	—	19,945,290
Warrants	—	35,305	35,305
Total potentially dilutive shares	2,161,592	3,559,532	21,293,716

Sprout Social, Inc.
Notes to Consolidated Financial Statements

13.Fair Value Measurements
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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$22,810	$—	$22,810
Commercial paper	—	16,477	—	16,477
U.S. Treasury securities	—	10,077	—	10,077
Total assets	$—	$49,364	$—	$49,364
Marketable securities are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market.
The carrying amounts of certain financial instruments, including cash held in banks, cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
As of December 31, 2020, the Company held investment-grade marketable securities that had maturities within one year and were accounted for as available-for-sale securities. There was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial as of December 31, 2020. The Company did not have marketable securities as of December 31, 2019.
14.Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan for the benefit of its employees. The Company made matching contributions to the plan totaling $1.7 million, $1.3 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

15.Related Party Transactions
During the year ended December 31, 2020, the Company received $1.1 million in cash for the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act. The amount was recorded as an increase to additional paid-in capital on the consolidated balance sheet.

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
16.Subsequent Events
The Company has evaluated subsequent events after the balance sheet date through February 24, 2021, the date the financial statements were issued. Management has determined that no events or transactions have occurred subsequent to the balance sheet date that require disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2020. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Remediation of material weakness
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
During 2019 and 2020, management implemented remediation initiatives in response to the previously identified material weakness. Specific remedial actions undertaken by management include:
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
During the quarter ended December 31, 2020, we completed the testing and evaluation of the operating effectiveness of the controls, and concluded that the previously reported material weakness has been remediated as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
Changes in internal controls
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation of the registered public accounting firm
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2020.
Item 11. Executive Compensation
The information required by this item will be incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, including the “securities authorized for issuance under equity compensation plans” table, will be incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2020.
Item 14. Principal Accounting Fees and Services
The information required by this item will be incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2020.

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

4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.4 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.6
Letter Amendment to Loan and Security Agreement, dated as of February 5, 2020, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.6 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.18†
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan, approved February 19, 2020 (Incorporated by reference to Exhibit 10.18 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.19†	Form of Non-Employee Director Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan, approved February 19, 2020.
10.20†
Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Class B Incentive Award Plan (Incorporated by reference to Exhibit 10.19 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.21†	Sprout Social, Inc. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.2 to Sprout Social’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).
10.22†
Amended and Restated Executive Employment Agreement, dated as of November 29, 2019, by and between the Registrant and Justyn Howard (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.23†
Amended and Restated Executive Employment Agreement, dated November 29, 2019, by and between the Registrant and Ryan Barretto (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.24†	Side Letter, dated December 28, 2020, between the Registrant and Ryan Barretto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K filed on December 28, 2020).
10.25†
Amended and Restated Executive Employment Agreement, dated as of February 20, 2020, by and between the Registrant and Joe Del Preto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.26†
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

10.32
Amended and Restated Voting Agreement, dated as of November 8, 2019, by and among the Registrant, BRJ Investments LLC and Justyn Howard (Incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.33
Amended and Restated Voting Agreement, dated as of November 8, 2019, by and among the Registrant, Litani Holdings, LLC and Justyn Howard (Incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

21.1	List of Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	Certification Pursuant To Rule 13A-14(A) or 15D-14(A) Under The Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant To Rule 13A-14(A) or 15D-14(A) Under The Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Annual Report on Form 10-K, formatted as Inline XBRL (included in Exhibits 101).
________________

†    Indicates a management contract or compensatory plan or arrangement.
***

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duty authorized.

SPROUT SOCIAL, INC.

By:	/s/ Justyn Howard
Name:	Justyn Howard
Title:	Chairman of the Board of Directors and Chief Executive Officer
Date:	February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Justyn Howard
Justyn Howard	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 24, 2021

/s/ Peter Barris
Peter Barris	Director	February 24, 2021

/s/ Steven Collins
Steven Collins	Director	February 24, 2021

/s/ Joe Del Preto
Joe Del Preto	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2021

/s/ Jason Kreuziger
Jason Kreuziger	Director	February 24, 2021

/s/ Raina Moskowitz
Raina Moskowitz	Director	February 24, 2021

/s/ Aaron Rankin
Aaron Rankin	Chief Technology Officer and Director	February 24, 2021

/s/ Karen Walker
Karen Walker	Director	February 24, 2021