Form 10-Q
period 2021-03-31
Sprout Social, Inc.
filed 2021-05-05
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of May 3, 2021, there were 44,510,545 shares and 9,081,622 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “outlook,” “intend,” “expect,” “predict,” “plan,” “strategy,” “potential” and similar expressions, or the negative of these terms and similar expressions, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our most recent Annual Report on Form 10-K under Part I—Item IA, “Risk Factors” and the risks and uncertainties related to the following:
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
•our ability to access third-party application programming interfaces, or APIs, and data on favorable terms;
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
•worldwide economic conditions, including the macroeconomic impacts of the COVID-19 pandemic, and their impact on information technology spending; and
•the other factors set forth in our most recent Annual Report on Form 10-K under Part I—Item IA, “Risk Factors,” which risks may be heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$102,303	$114,515
Marketable securities	65,490	49,364
Accounts receivable, net of allowances of $1,252 and $1,428 at March 31, 2021 and December 31, 2020, respectively	15,928	17,178
Deferred commissions	9,551	8,622
Prepaid expenses and other assets	7,596	9,651
Total current assets	200,868	199,330
Property and equipment, net	14,352	14,925
Deferred commissions, net of current portion	9,775	8,757
Operating lease, right-of-use assets	9,942	10,132
Goodwill	2,299	2,299
Intangible assets, net	3,827	4,088
Other assets, net	130	138
Total assets	$241,193	$239,669
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$705	$1,543
Deferred revenue	50,800	43,407
Operating lease liabilities	2,513	2,155
Accrued wages and payroll related benefits	6,370	9,885
Accrued expenses and other	7,202	6,587
Total current liabilities	67,590	63,577
Deferred revenue, net of current portion	207	355
Operating lease liabilities, net of current portion	22,987	23,638
Total liabilities	90,784	87,570
Commitments and contingencies (Note 6)

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020

Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 47,199,895 and 44,387,761 shares issued and outstanding at March 31, 2021, respectively; 46,698,354 and 43,898,850 shares issued and outstanding, at December 31, 2020, respectively	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 9,362,566 and 9,155,622 shares issued and outstanding at March 31, 2021, respectively; 9,574,566 and 9,367,622 shares issued and outstanding at December 31, 2020, respectively	1	1
Additional paid-in capital	333,939	328,343
Treasury stock, at cost	(30,125)	(29,206)
Accumulated deficit	(153,410)	(147,043)
Total stockholders’ equity	150,409	152,099
Total liabilities and stockholders’ equity	$241,193	$239,669
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue
Subscription	$40,355	$30,329
Professional services and other	463	206
Total revenue	40,818	30,535
Cost of revenue
Subscription	9,705	8,086
Professional services and other	292	122
Total cost of revenue	9,997	8,208
Gross profit	30,821	22,327
Operating expenses
Research and development	8,272	7,281
Sales and marketing	18,153	13,894
General and administrative	10,615	12,096
Total operating expenses	37,040	33,271
Loss from operations	(6,219)	(10,944)
Interest expense	(72)	(95)
Interest income	52	460
Other income (expense), net	(119)	102
Loss before income taxes	(6,358)	(10,477)
Income tax expense	9	3
Net loss and comprehensive loss	$(6,367)	$(10,480)
Net loss per share attributable to common shareholders, basic and diluted	$(0.12)	$(0.21)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	53,432,658	50,143,971
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2020	53,266,472	$5	$328,343	3,006,448	$(29,206)	$(147,043)	$152,099
Exercise of stock options	35,500	—	23				23
Stock-based compensation expense			3,909				3,909
Issuance of common stock from equity award settlement	241,411	—					—
Taxes paid related to net share settlement of equity awards				12,630	(919)		(919)
Proceeds from disgorgement of stockholder short-swing profits			1,664				1,664
Net loss						(6,367)	(6,367)
Balances at March 31, 2021	53,543,383	$5	$333,939	3,019,078	$(30,125)	$(153,410)	$150,409

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2019	48,844,998	$5	$263,943	2,673,805	$(20,430)	$(115,388)	$128,130
Exercise of stock options	343,682	—	142				142
Stock-based compensation expense			3,522				3,522
Issuance of common stock from equity award settlement	504,721	—					—
Taxes paid related to net share settlement of equity awards				159,809	(3,082)		(3,082)
Issuance of common stock in connection with underwriters' purchase of over-allotment shares, related to initial public offering, net of underwriters' discounts, commissions and offering costs	629,603	—	9,738				9,738
Exercise of warrants	26,960	—	140	8,345	(140)		—
Net loss						(10,480)	(10,480)
Balances at March 31, 2020	50,349,964	$5	$277,485	2,841,959	$(23,652)	$(125,868)	$127,970

See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(6,367)	$(10,480)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	737	725
Amortization of line of credit issuance costs	43	65
Amortization of premium on marketable securities	177	—
Amortization of acquired intangible assets	261	357
Amortization of deferred commissions	2,583	1,627
Amortization of right-of-use operating lease asset	190	309
Stock-based compensation expense	3,909	3,522
Provision for accounts receivable allowances	144	910
Changes in operating assets and liabilities
Accounts receivable	1,106	(2,122)
Prepaid expenses and other current assets	2,152	(313)
Deferred commissions	(4,529)	(2,500)
Accounts payable and accrued expenses	(3,738)	(305)
Deferred revenue	7,245	4,299
Lease liabilities	(293)	(597)
Net cash provided by (used in) operating activities	3,620	(4,503)
Cash flows from investing activities
Purchases of property and equipment	(173)	(313)
Purchases of marketable securities	(25,903)	—
Proceeds from maturity of marketable securities	9,600	—
Net cash (used in) investing activities	(16,476)	(313)
Cash flows from financing activities
Proceeds from underwriters' purchase of over-allotment shares, related to the Company's initial public offering, net of underwriters’ discounts and commissions	—	9,954
Payments for line of credit issuance costs	(124)	(132)
Proceeds from exercise of stock options	23	142
Proceeds from disgorgement of stockholders short-swing profits	1,664	—
Employee taxes paid related to the net share settlement of stock-based awards	(919)	(3,082)
Net cash provided by financing activities	644	6,882
Net increase (decrease) in cash and cash equivalents	(12,212)	2,066
Cash and cash equivalents
Beginning of period	114,515	135,310
End of period	$102,303	$137,376
Supplemental noncash disclosures
Operating lease liability arising from operating ROU asset obtained	$—	$5,481
Noncash exercise of stock warrants	$—	$140
Deferred offering costs, accrued but not yet paid	$—	$216
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
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Company has prepared the unaudited condensed consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2020, and these unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full year or any future period. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain disclosures required by GAAP on an annual basis. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. As the extent and duration of the impact of the COVID-19 pandemic remains uncertain, the Company’s estimates and judgments may evolve as conditions change. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of May 5, 2021, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
The Company’s most significant estimates and judgments are those related to the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

rate for operating leases, calculation of allowance for credit losses, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. There have been no significant changes to these policies during the three months ended March 31, 2021.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies certain aspects of accounting for income taxes. The guidance is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company adopted the ASU as of January 1, 2021, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
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
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancelable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended March 31, 2021 and 2020 that was included in deferred revenue at the beginning of each period was $18.2 million and $14.4 million, respectively.
As of March 31, 2021, including amounts already invoiced and amounts contracted but not yet invoiced, $74.9 million of revenue is expected to be recognized from remaining performance obligations, of which 85% is expected to be recognized in the next 12 months, with the remainder thereafter.
3.Operating Leases
The Company has operating lease agreements for offices in Chicago, Illinois, and Seattle, Washington. The Chicago lease expires in January 2028 and the Seattle lease expired in July 2020. In January 2020, the Company entered a new lease agreement for an office in Seattle and this lease commenced in September 2020 and expires in January 2031. The Company’s existing operating leases require escalating monthly rental payments ranging from $72,000 to $280,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
The following table provides a summary of operating lease assets and liabilities as of March 31, 2021 (in thousands):

Assets
Operating lease right-of-use assets	$9,942
Liabilities
Operating lease liabilities	2,513
Operating lease liabilities, non-current	22,987
Total operating lease liabilities	$25,500
The following table provides information about leases on the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020

Operating lease expense	$499	$674
Variable lease expense	839	776
Sublease income	—	102
Within the condensed consolidated statements of operations and comprehensive loss, operating and variable lease expense are recorded in General and administrative expenses and sublease income is recorded in Other income (expense), net. Cash payments related to operating leases for the three months ended March 31, 2021 and March 31, 2020 were $1.4 million and $1.6 million, respectively. As of March 31, 2021, the weighted-average remaining lease term is 7.7 years and the weighted-average discount rate is 5.6%.
Remaining maturities of operating lease liabilities as of March 31, 2021 are as follows (in thousands):

Years ending December 31,
2021	$2,888
2022	3,930
2023	4,021
2024	4,112
2025	4,205
Thereafter	12,292
Total future minimum lease payments	$31,448
Less: imputed interest	(5,948)
Total operating lease liabilities	$25,500

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
There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2021, the Company recognized an immaterial provision related to foreign income taxes.
5.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cost of revenue	$184	$295
Research and development	717	484
Sales and marketing	1,752	469
General and administrative	1,256	2,274
Total stock-based compensation	$3,909	$3,522

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Contractual commitments as of March 31, 2021 are as follows (in thousands):

Years ending December 31,
2021	$15,365
2022	27,495
2023	15,222
2024	—
2025	—
Thereafter	—
Total contract commitments	$58,082
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the period ended March 31, 2021.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the period ended March 31, 2021.
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of March 31, 2021 and December 31, 2020, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 29% for each of the three

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

months ended March 31, 2021 and 2020, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Americas	$32,078	$23,800
EMEA	6,600	5,011
Asia Pacific	2,140	1,724
Total	$40,818	$30,535
8.Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of common stock each period. Diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options, restricted stock units, and restricted stock awards. Because the Company incurred net losses each period, the basic and diluted calculations are the same. Basic and diluted net loss per share are the same for each class of common stock, as both Class A and Class B stockholders are entitled to the same liquidation and dividend rights.
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common shareholders	$(6,367)	$(10,480)
Weighted average common shares outstanding	53,432,658	50,143,971
Net loss per share, basic and diluted	$(0.12)	$(0.21)
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	March 31,
	2021	2020
Stock options outstanding	125,510	833,241
RSUs	2,146,001	2,152,165
Total potentially dilutive shares	2,271,511	2,985,406

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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$19,383	$—	$19,383
Commercial paper	—	36,075	—	36,075
U.S. Treasury securities	—	10,032	—	10,032
Total assets	$—	$65,490	$—	$65,490

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$22,810	$—	$22,810
Commercial paper	—	16,477	—	16,477
U.S. Treasury securities	—	10,077	—	10,077
Total assets	$—	$49,364	$—	$49,364
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
As of March 31, 2021 and December 31, 2020, the Company held investment-grade marketable securities that had maturities within one year and were accounted for as available-for-sale securities. There was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial for the periods presented.
10.Related Party Transactions
During the quarter ended March 31, 2021, the Company received $1.7 million in cash for the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act. The amount was recorded as an increase to additional paid-in capital on the condensed consolidated balance sheet.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11.Subsequent Events
The Company has evaluated subsequent events after the balance sheet date through May 5, 2021, the date the financial statements were issued. Management has determined that no events or transactions have occurred subsequent to the balance sheet date that require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, including the potential impact of the COVID-19 pandemic on our business. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K and in other parts of this Quarterly Report.
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. We have made it increasingly easy to standardize on Sprout Social as the centralized system of record for social and to help customers maximize the value of this mission critical channel. Currently, more than 28,000 customers across 100 countries rely on our platform.
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
We generated revenue of $40.8 million and $30.5 million during the three months ended March 31, 2021 and 2020, respectively, representing growth of 34%. Excluding the impact of the 2017 acquisition of Simply Measured, Inc., or Simply Measured, our organic growth rate during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was 35%. This organic growth rate excludes the impact of revenue generated from legacy Simply Measured products as well as revenue from the transition of legacy customers to our platform up to an amount equal to such customers’ prior spend on legacy Simply Measured products. This organic growth rate includes all incremental revenue generated above such prior spend from the sale of additional or higher-priced products and users and profiles to legacy customers of Simply Measured. In the three months ended March 31, 2021, software subscriptions contributed 99% of our revenue.
We generated net losses of $6.4 million and $10.5 million during the three months ended March 31, 2021 and 2020, respectively, which included stock-based compensation expense of $3.9 million and $3.5 million during the three months ended March 31, 2021 and 2020, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
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
Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, our operational and financial performance were not materially impacted by COVID-19 during the three months ended March 31, 2021 and 2020. Our recent IPO in December 2019 resulted in $134.3 million net proceeds, as well as an additional $10.0 million of net proceeds received in January 2020 as a result of our sale of over-allotment shares to the underwriters of our IPO, all of which strengthened our liquidity position prior to the pandemic. The $42.1 million in net proceeds from our equity follow-on offering in August 2020 has further strengthened our liquidity position.
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
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 28,000 customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the three months ended March 31, 2021 was approximately 29% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia and the Philippines to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of March 31,
	2021	2020
Number of customers	28,122	24,083
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

	As of March 31,
	2021	2020
	(in thousands)
Total ARR	$172,013	$124,630

Organic ARR
Organic ARR is ARR excluding the impact of recurring revenue generated from legacy Simply Measured products. We believe organic ARR is an indicator of the scale and visibility of our core platform while mitigating fluctuations due to seasonality and contract term.

	As of March 31,
	2021	2020
	(in thousands)
Organic ARR	$170,961	$123,068
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
We define customers contributing more than $10,000 in ARR as those on a paid subscription plan that had more than $10,000 in ARR as of a period end.

	As of March 31,
	2021	2020
Number of customers contributing more than $10,000 in ARR	3,514	2,404
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
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expense on outstanding line of credit balances and is offset by interest income earned on our cash and investment balances.
Other Income (Expense), Net
Other income (expense), net consists of sublease rental income from our Seattle, Washington office and foreign currency transaction gains and losses.
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

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Revenue
Subscription	$40,355	$30,329
Professional services and other	463	206
Total revenue	40,818	30,535
Cost of revenue(1)
Subscription	9,705	8,086
Professional services and other	292	122
Total cost of revenue	9,997	8,208
Gross profit	30,821	22,327
Operating expenses
Research and development(1)	8,272	7,281
Sales and marketing(1)	18,153	13,894
General and administrative(1)	10,615	12,096
Total operating expenses	37,040	33,271
Loss from operations	(6,219)	(10,944)
Interest expense	(72)	(95)
Interest income	52	460
Other income (expense), net	(119)	102
Loss before income taxes	(6,358)	(10,477)
Income tax expense	9	3
Net loss and comprehensive loss	$(6,367)	$(10,480)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cost of revenue	$184	$295
Research and development	717	484
Sales and marketing	1,752	469
General and administrative	1,256	2,274
Total stock-based compensation	$3,909	$3,522

	Three Months Ended March 31,
	2021	2020

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%
Professional services and other	1%	1%
Total revenue	100%	100%
Cost of revenue
Subscription	24%	26%
Professional services and other	—%	—%
Total cost of revenue	24%	26%
Gross profit	76%	74%
Operating expenses
Research and development	20%	24%
Sales and marketing	44%	46%
General and administrative	26%	40%
Total operating expenses	91%	110%
Loss from operations	(15)%	(36)%
Interest expense	—%	—%
Interest income	—%	2%
Other income (expense), net	—%	—%
Loss before income taxes	(16)%	(34)%
Income tax expense	—%	—%
Net loss and comprehensive loss	(16)%	(34)%
Note: Certain amounts may not sum due to rounding

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenue

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$40,355	$30,329	$10,026	33%
Professional services and other	463	206	257	125%
Total revenue	$40,818	$30,535	$10,283	34%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%

The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 24,083 as of March 31, 2020 to 28,122 as of March 31, 2021. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$9,705	$8,086	$1,619	20%
Professional services and other	292	122	170	139%
Total cost of revenue	9,997	8,208	$1,789	22%
Gross profit	$30,821	$22,327	$8,494	38%
Gross margin
Total gross margin	76%	74%
The increase in cost of subscription revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,147
Stock-based compensation expense	(111)
Other	(417)
Subscription cost of revenue	$1,619
Fees paid to our data providers increased due to revenue growth.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$8,272	$7,281	$991	14%
Percentage of total revenue	20%	24%

The increase in research and development expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$748
Stock-based compensation expense	233
Other	10
Research and development	$991
Personnel costs increased primarily as a result of a 6% increase in headcount to grow our research and development teams to drive our technology innovation through the development of new products and features. The increase in stock-based compensation expense was due to the increased headcount.
Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$18,153	$13,894	$4,259	31%
Percentage of total revenue	44%	46%
The increase in sales and marketing expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,729
Stock-based compensation expense	1,283
Other	247
Sales and marketing	$4,259
Personnel costs increased primarily as a result of a 16% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was due to the increased headcount and awards granted to our newly appointed President in connection with his promotion at the end of 2020.

General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$10,615	$12,096	$(1,481)	(12)%
Percentage of total revenue	26%	40%
The decrease in general and administrative expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$(1,018)
Credit losses on accounts receivable	(766)
Personnel costs	694
Other	(391)
General and administrative	$(1,481)
The decrease in stock-based compensation was due to expense recognized in prior year related to the vesting of a RSU award granted to our Chief Executive Officer in connection with the achievement of a market capitalization threshold that was reached in February 2020. Credit losses on accounts receivable decreased due to our reserve in the prior year for our consideration of the potential impact of COVID-19 on our customers’ ability to pay. Personnel costs increased primarily as a result of a 20% increase in headcount as we continue to grow our business and operate as a publicly traded company.
Interest Income (Expense), Net

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income (expense), net	$(20)	$365	$(385)	n/m(1)
Percentage of total revenue	—%	1%
_________________
(1)Calculated metric is not meaningful.
The decrease in net interest income was primarily driven by higher interest rates earned in the prior year on cash deposits related to our IPO proceeds.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other income (expense), net	$(119)	$102	$(221)	(217)%
Percentage of total revenue	—%	—%
The decrease in other income (expense), net is due to sublease rental income as our Seattle, Washington lease expired in July 2020 as well as foreign exchange transaction losses.
Income Tax Expense

	Three Months Ended March 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Income tax expense	$9	$3	$6	n/m
Percentage of total revenue	—%	—%

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

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands, except per share data)
Non-GAAP operating loss	$(2,310)	$(7,422)
Non-GAAP net loss	(2,458)	(6,958)
Non-GAAP net loss per share	(0.05)	(0.14)
Free cash flow	$3,447	$(4,816)
Non-GAAP Operating Loss
We define non-GAAP operating loss as GAAP loss from operations, excluding stock-based compensation expense. We believe non-GAAP operating loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Three Months Ended March 31,
	2021	2020
Reconciliation of Non-GAAP operating loss	(dollars in thousands)
Loss from operations	$(6,219)	$(10,944)
Stock-based compensation expense	3,909	3,522
Non-GAAP operating loss	$(2,310)	$(7,422)
Non-GAAP Net Loss
We define non-GAAP net loss as GAAP net loss and comprehensive loss, excluding stock-based compensation expense. We believe non-GAAP net loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Three Months Ended March 31,
	2021	2020
Reconciliation of Non-GAAP net loss	(dollars in thousands)
Net loss and comprehensive loss	$(6,367)	$(10,480)
Stock-based compensation expense	3,909	3,522
Non-GAAP net loss	$(2,458)	$(6,958)
Non-GAAP Net Loss per Share
We define non-GAAP net loss per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense. We believe non-GAAP net loss per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Three Months Ended March 31,
	2021	2020
Reconciliation of Non-GAAP net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.12)	$(0.21)
Stock-based compensation expense per share	0.07	0.07
Non-GAAP net loss per share	$(0.05)	$(0.14)
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

	Three Months Ended March 31,
	2021	2020
Reconciliation of Free cash flow	(dollars in thousands)
Net cash provided by (used in) operating activities	$3,620	$(4,503)
Purchases of property and equipment	(173)	(313)
Free cash flow	$3,447	$(4,816)

Liquidity and Capital Resources
Our liquidity and capital resources were not materially impacted by the COVID-19 pandemic and the governmental responses to address the pandemic and the related economic impact during the three months ended March 31, 2021. For further discussion regarding the future potential impacts of COVID-19 and the related economic impacts on our liquidity and capital resources, see “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K.
As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents of $102.3 million, marketable securities of $65.5 million and net accounts receivable of $15.9 million. Historically, we have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and statement of cash flows. However, for the three months ended March 31, 2021, we generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term if the COVID-19 pandemic and the governmental responses to address the pandemic and any re-emergence of COVID-19 persist for a prolonged period of time. The impact of the COVID-19 pandemic on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
In November 2019, we amended the SVB Credit Facility to increase the Revolver (including the exercise of the Incremental Revolver, as amended) to $40.0 million and amended, among other terms, levels for the minimum adjusted EBITDA and minimum liquidity covenants, the advance rate and the interest rate. The November 2019 amendment includes a “streamline period”, or Streamline Period, concept, which occurs when we maintain, for every consecutive day in the immediately preceding fiscal quarter, the sum of (i) unrestricted cash at SVB plus (ii) unused availability under the Revolver in an amount equal to or greater than $75.0 million (the Streamline Balance). Any Streamline Period terminates on the earlier of the occurrence of an event of default and failure to maintain the Streamline Balance. The minimum adjusted EBITDA and minimum liquidity covenants do not apply during any Streamline Period. As of March 31, 2021, we did not have any outstanding principal balance under the SVB Credit Facility.
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
The SVB Credit Facility contains customary negative covenants that limit our ability to, or require mandatory prepayment in the event that we, among other things, incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, add new offices or business locations, make certain investments, pay dividends, transfer or dispose of certain assets, liquidate or dissolve and enter into various specified transactions. The SVB Credit Facility also contains affirmative covenants, including certain financial covenants such as minimum adjusted EBITDA and minimum liquidity covenants and financial reporting requirements. With limited exceptions, our obligations under the SVB Credit Facility are secured by all of our property other than intellectual property (which is subject to a negative pledge). As of March 31, 2021, we were in compliance with the covenants in the SVB Credit Facility.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$3,620	$(4,503)
Net cash (used in) investing activities	(16,476)	(313)
Net cash provided by financing activities	644	6,882
Net increase (decrease) in cash	$(12,212)	$2,066
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the three months ended March 31, 2021, we generated positive cash flows from operating activities.
Net cash provided by operating activities during the three months ended March 31, 2021 was $3.6 million, which resulted from a net loss of $6.4 million adjusted for non-cash charges of $8.0 million and net cash inflow of $1.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $3.9 million of stock-based compensation expense, $1.0 million of depreciation and intangible asset amortization expense, $2.6 million for amortization of deferred contract acquisition costs, which were primarily commissions, $0.1 million for bad debt expense and $0.2 million of amortization of right-of-use, or ROU, operating lease assets. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $7.2 million increase in deferred revenue, a $1.1 million decrease in gross accounts receivable, and a $2.2 million decrease in prepaid expenses. These inflows were primarily offset by a $4.5 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $3.7 million increase in accounts payable and other accrued liabilities, and a $0.3 million decrease in operating lease liabilities.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $16.5 million, which was primarily due to $25.9 million in purchases of marketable securities, partially offset by $9.6 million in proceeds from maturities of marketable securities.
Net cash used in investing activities for the three months ended March 31, 2020 was $0.3 million, which was primarily due to purchases of computer equipment and hardware.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 was $0.6 million, which was primarily the result of $1.7 million from the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act, offset by $0.9 million in payments related to the employee withholding taxes as a result of the net settlement of stock-based awards.
Net cash provided by financing activities for the three months ended March 31, 2020 was $6.9 million, which was the result of $10.0 million of net proceeds from our sale of over-allotment shares to the underwriters of our IPO, offset by $3.1 million in payments related to the employee withholding taxes as a result of the net settlement of stock-based awards.
Contractual Obligations
The following table summarizes our non-cancellable contractual obligations as of March 31, 2021.

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
			(in thousands)
Operating lease obligations	$31,448	$3,862	$7,997	$8,363	$11,226
Other purchase obligations(1)	58,082	22,239	35,843	—	—
Total	$89,530	$26,101	$43,840	$8,363	$11,226
_________________
(1)Consists of minimum guaranteed purchase commitments for data and services.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Our significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. There have been no significant changes to these policies during the three months ended March 31, 2021.

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
We had cash and cash equivalents totaling $102.3 million as of March 31, 2021, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $65.5 million which were invested in investment-grade corporate bonds, commercial paper and U.S. Treasury securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments and marketable securities. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We did not have any outstanding debt under our $40.0 million revolving credit line as of March 31, 2021. The line of credit carries a variable interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate and is available through January 31, 2022. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—SVB Credit Facility.”
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2021. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal controls
There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
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

INDEX TO EXHIBITS

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
May 5, 2021	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)