Form 10-Q
period 2021-06-30
Sprout Social, Inc.
filed 2021-08-04
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of August 2, 2021, there were 45,075,300 shares and 8,773,622 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$108,257	$114,515
Marketable securities	63,224	49,364
Accounts receivable, net of allowances of $978 and $1,428 at June 30, 2021 and December 31, 2020, respectively	16,133	17,178
Deferred commissions	10,650	8,622
Prepaid expenses and other assets	6,846	9,651
Total current assets	205,110	199,330
Property and equipment, net	13,912	14,925
Deferred commissions, net of current portion	10,822	8,757
Operating lease, right-of-use assets	9,790	10,132
Goodwill	2,299	2,299
Intangible assets, net	3,567	4,088
Other assets, net	125	138
Total assets	$245,625	$239,669
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$549	$1,543
Deferred revenue	54,373	43,407
Operating lease liabilities	2,572	2,155
Accrued wages and payroll related benefits	7,839	9,885
Accrued expenses and other	7,640	6,587
Total current liabilities	72,973	63,577
Deferred revenue, net of current portion	171	355
Operating lease liabilities, net of current portion	22,319	23,638
Total liabilities	95,463	87,570
Commitments and contingencies (Note 6)

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020

Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 47,764,447 and 44,948,652 shares issued and outstanding at June 30, 2021, respectively; 46,698,354 and 43,898,850 shares issued and outstanding at December 31, 2020, respectively	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 9,062,566 and 8,855,622 shares issued and outstanding at June 30, 2021, respectively; 9,574,566 and 9,367,622 shares issued and outstanding at December 31, 2020, respectively	1	1
Additional paid-in capital	339,389	328,343
Treasury stock, at cost	(30,380)	(29,206)
Accumulated deficit	(158,852)	(147,043)
Total stockholders’ equity	150,162	152,099
Total liabilities and stockholders’ equity	$245,625	$239,669
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Subscription	$44,180	$31,190	$84,535	$61,519
Professional services and other	505	212	968	418
Total revenue	44,685	31,402	85,503	61,937
Cost of revenue
Subscription	10,930	8,178	20,635	16,264
Professional services and other	225	142	517	264
Total cost of revenue	11,155	8,320	21,152	16,528
Gross profit	33,530	23,082	64,351	45,409
Operating expenses
Research and development	9,008	7,712	17,280	14,993
Sales and marketing	19,822	14,184	37,975	28,078
General and administrative	10,012	9,528	20,627	21,624
Total operating expenses	38,842	31,424	75,882	64,695
Loss from operations	(5,312)	(8,342)	(11,531)	(19,286)
Interest expense	(77)	(96)	(149)	(191)
Interest income	65	53	117	513
Other (expense) income, net	(55)	101	(174)	203
Loss before income taxes	(5,379)	(8,284)	(11,737)	(18,761)
Income tax expense	63	18	72	21
Net loss and comprehensive loss	$(5,442)	$(8,302)	$(11,809)	$(18,782)
Net loss per share attributable to common shareholders, basic and diluted	$(0.10)	$(0.16)	$(0.22)	$(0.37)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	53,684,325	50,527,432	53,557,340	50,263,061
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2021	53,543,383	$5	$333,939	3,019,078	$(30,125)	$(153,410)	$150,409
Exercise of stock options	20,000	—	6				6
Stock-based compensation expense			5,444				5,444
Issuance of common stock from equity award settlement	240,891	—					—
Taxes paid related to net share settlement of equity awards				3,661	(255)		(255)
Net loss						(5,442)	(5,442)
Balances at June 30, 2021	53,804,274	$5	$339,389	3,022,739	$(30,380)	$(158,852)	$150,162

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2020	50,349,964	$5	$277,485	2,841,959	$(23,652)	$(125,868)	$127,970
Exercise of stock options	364,404	—	138				138
Stock-based compensation expense			2,481				2,481
Issuance of common stock from equity award settlement	175,189	—					—
Taxes paid related to net share settlement of equity awards				110,923	(3,253)		(3,253)
Net loss						(8,302)	(8,302)
Balances at June 30, 2020	50,889,557	$5	$280,104	2,952,882	$(26,905)	$(134,170)	$119,034

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2020	53,266,472	$5	$328,343	3,006,448	$(29,206)	$(147,043)	$152,099
Exercise of stock options	55,500	—	29				29
Stock-based compensation expense			9,353				9,353
Issuance of common stock from equity award settlement	482,302	—					—
Taxes paid related to net share settlement of equity awards				16,291	(1,174)		(1,174)
Proceeds from disgorgement of stockholder short-swing profits			1,664				1,664
Net loss						(11,809)	(11,809)
Balances at June 30, 2021	53,804,274	$5	$339,389	3,022,739	$(30,380)	$(158,852)	$150,162

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2019	48,844,998	$5	$263,943	2,673,805	$(20,430)	$(115,388)	$128,130
Exercise of stock options	708,086	—	280				280
Stock-based compensation expense			6,003				6,003
Issuance of common stock from equity award settlement	679,910	—					—
Taxes paid related to net share settlement of equity awards				270,732	(6,335)		(6,335)
Issuance of common stock in connection with underwriters' purchase of over-allotment shares, related to initial public offering, net of underwriters' discounts, commissions and offering costs	629,603	—	9,738				9,738
Exercise of warrants	26,960	—	140	8,345	(140)		—
Net loss						(18,782)	(18,782)
Balances at June 30, 2020	50,889,557	$5	$280,104	2,952,882	$(26,905)	$(134,170)	$119,034

See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(11,809)	$(18,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	1,476	1,434
Amortization of line of credit issuance costs	93	118
Amortization of premium on marketable securities	303	51
Amortization of acquired intangible assets	521	713
Amortization of deferred commissions	5,439	3,414
Amortization of right-of-use operating lease asset	342	687
Stock-based compensation expense	9,353	6,003
Provision for accounts receivable allowances	87	1,340
Changes in operating assets and liabilities
Accounts receivable	958	(4,330)
Prepaid expenses and other current assets	2,850	807
Deferred commissions	(9,531)	(5,417)
Accounts payable and accrued expenses	(1,987)	942
Deferred revenue	10,782	5,690
Lease liabilities	(902)	(1,215)
Net cash provided by (used in) operating activities	7,975	(8,545)
Cash flows from investing activities
Purchases of property and equipment	(466)	(808)
Purchases of marketable securities	(63,172)	(49,722)
Proceeds from maturity of marketable securities	49,010	—
Net cash (used in) investing activities	(14,628)	(50,530)
Cash flows from financing activities
Proceeds from underwriters' purchase of over-allotment shares, related to the Company's initial public offering, net of underwriters’ discounts and commissions	—	9,954
Payments for line of credit issuance costs	(124)	(126)
Proceeds from exercise of stock options	29	280
Proceeds from disgorgement of stockholders short-swing profits	1,664	—
Employee taxes paid related to the net share settlement of stock-based awards	(1,174)	(6,335)
Payments of deferred offering costs	—	(216)
Net cash provided by financing activities	395	3,557
Net (decrease) in cash and cash equivalents	(6,258)	(55,518)
Cash and cash equivalents
Beginning of period	114,515	135,310
End of period	$108,257	$79,792
Supplemental noncash disclosures
Operating lease liability arising from operating ROU asset obtained	$—	$5,417
Property and equipment acquired under lease incentives	$—	$101
Noncash exercise of stock warrants	$—	$140
Balance of property and equipment in accounts payable	$—	$551
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. As the extent and duration of the impact of the COVID-19 pandemic remains uncertain, the Company’s estimates and judgments may evolve as conditions change. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of August 4, 2021, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. There have been no significant changes to these policies during the six months ended June 30, 2021.
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
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancelable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended June 30, 2021 and 2020 that was included in deferred revenue at the beginning of each period was $24.0 million and $16.4 million, respectively. The amount of revenue recognized during the six months ended June 30, 2021 and 2020 that was included in deferred revenue at the beginning of each period was $31.9 million and $22.3 million, respectively.
As of June 30, 2021, including amounts already invoiced and amounts contracted but not yet invoiced, $81.2 million of revenue is expected to be recognized from remaining performance obligations, of which 84% is expected to be recognized in the next 12 months, with the remainder thereafter.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
The following table provides a summary of operating lease assets and liabilities as of June 30, 2021 (in thousands):

Assets
Operating lease right-of-use assets	$9,790
Liabilities
Operating lease liabilities	2,572
Operating lease liabilities, non-current	22,319
Total operating lease liabilities	$24,891
The following table provides information about leases on the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating lease expense	$503	$733	$1,002	$1,407
Variable lease expense	839	806	1,678	1,582
Sublease income	—	102	—	203
Within the condensed consolidated statements of operations and comprehensive loss, operating and variable lease expense are recorded in General and administrative expenses and sublease income is recorded in Other (expense) income, net. Cash payments related to operating leases were $3.2 million for each of the six months ended June 30, 2021 and June 30, 2020. As of June 30, 2021, the weighted-average remaining lease term is 7.5 years and the weighted-average discount rate is 5.6%.
Remaining maturities of operating lease liabilities as of June 30, 2021 are as follows (in thousands):

Years ending December 31,
2021	$1,927
2022	3,930
2023	4,021
2024	4,112
2025	4,205
Thereafter	12,294
Total future minimum lease payments	$30,489
Less: imputed interest	(5,598)
Total operating lease liabilities	$24,891

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
There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the six months ended June 30, 2021, the Company recognized an immaterial provision related to foreign income taxes.
5.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$234	$169	$418	$464
Research and development	937	450	1,654	934
Sales and marketing	2,725	697	4,477	1,166
General and administrative	1,548	1,165	2,804	3,439
Total stock-based compensation	$5,444	$2,481	$9,353	$6,003

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Contractual commitments as of June 30, 2021 are as follows (in thousands):

Years ending December 31,
2021	$10,243
2022	27,495
2023	15,222
2024	—
2025	—
Thereafter	—
Total contract commitments	$52,960
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the period ended June 30, 2021.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the period ended June 30, 2021.
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of June 30, 2021 and December 31, 2020, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 29% and 28% for the six

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

months ended June 30, 2021 and 2020, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas	$35,032	$24,592	$67,110	$48,392
EMEA	7,355	5,048	13,955	10,059
Asia Pacific	2,298	1,762	4,438	3,486
Total	$44,685	$31,402	$85,503	$61,937
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders	$(5,442)	$(8,302)	$(11,809)	$(18,782)
Weighted average common shares outstanding	53,684,325	50,527,432	53,557,340	50,263,061
Net loss per share, basic and diluted	$(0.10)	$(0.16)	$(0.22)	$(0.37)
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	June 30,
	2021	2020
Stock options outstanding	105,510	416,081
RSUs	1,992,113	2,155,006
Total potentially dilutive shares	2,097,623	2,571,087

9. Fair Value Measurements
The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$27,246	$—	$27,246
Commercial paper	—	35,978	—	35,978
U.S. Treasury securities	—	—	—	—
Total assets	$—	$63,224	$—	$63,224

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$22,810	$—	$22,810
Commercial paper	—	16,477	—	16,477
U.S. Treasury securities	—	10,077	—	10,077
Total assets	$—	$49,364	$—	$49,364
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
As of June 30, 2021 and December 31, 2020, the Company held investment-grade marketable securities that had maturities within one year and were accounted for as available-for-sale securities. There was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial for the periods presented.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.Related Party Transactions
During the quarter ended March 31, 2021, the Company received $1.7 million in cash for the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act. The amount was recorded as an increase to additional paid-in capital on the condensed consolidated balance sheet.
11.Subsequent Events
The Company has evaluated subsequent events after the balance sheet date through August 4, 2021, the date the financial statements were issued. Management has determined that no events or transactions have occurred subsequent to the balance sheet date that require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, including the potential impact of the COVID-19 pandemic on our business. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, and in other parts of this Quarterly Report.
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. We have made it increasingly easy to standardize on Sprout Social as the centralized system of record for social and to help customers maximize the value of this mission critical channel. Currently, more than 29,000 customers across more than 100 countries rely on our platform.
Introduced in 2011, our cloud software brings together social messaging, data and workflows in a unified system of record, intelligence and action. Operating across major networks, including Twitter, Facebook, Instagram, Pinterest, LinkedIn, Google, Reddit, Glassdoor, YouTube, and commerce platforms Facebook Shops and Shopify, we provide organizations with a centralized platform to manage their social media efforts across stakeholders and business functions. Virtually every aspect of business has been impacted by social media, from marketing, sales and public relations to customer service, product and strategy, and commerce, creating a need for an entirely new category of software. We offer our customers a centralized, secure and powerful platform to manage this broad, complex channel effectively across their organization.
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
We generated revenue of $44.7 million and $31.4 million during the three months ended June 30, 2021 and 2020, respectively, representing growth of 42%. We generated revenue of $85.5 million and $61.9 million during the six months ended June 30, 2021 and 2020, respectively, representing growth of 38%. In the six months ended June 30, 2021, software subscriptions contributed 99% of our revenue.
We generated net losses of $5.4 million and $8.3 million during the three months ended June 30, 2021 and 2020, respectively, which included stock-based compensation expense of $5.4 million and $2.5 million, respectively. We generated net losses of $11.8 million and $18.8 million during the six months ended June 30, 2021 and 2020, respectively, which included stock-based compensation expense of $9.4 million and $6.0 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.

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
Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, our operational and financial performance were not materially impacted by COVID-19 during the six months ended June 30, 2021 and 2020. Our IPO in December 2019 and over-allotment in January 2020 resulted in total net proceeds of $144.3 million, which strengthened our liquidity position prior to the pandemic. The $42.1 million in net proceeds from our equity follow-on offering in August 2020 further strengthened our liquidity position.
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
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 29,000 customers.
Expanding within our current customer base
We believe that there is a substantial and largely untapped opportunity for organic growth within our existing customer base. Customers often begin by purchasing a small number of user subscriptions and then expand over time, increasing the number of users or social profiles, as well as purchasing additional product modules. Customers may then expand use-cases between various departments to drive collaboration across their organizations. Our sales and customer success efforts include encouraging organizations to expand use-cases to more fully realize the value from the broader adoption of our platform throughout an organization. We will continue to invest in enhancing awareness of our brand, creating additional uses for our products and developing more products, features and functionality of existing products, which we believe are vital to achieving increased adoption of our platform. We have a history of attracting new customers and we have increased our focus on expanding their use of our platform over time.
Sustaining product and technology innovation
Our success is dependent on our ability to sustain product and technology innovation and maintain the competitive advantage of our proprietary technology. We continue to invest resources to enhance the capabilities of our platform by introducing new products, features and functionality of existing products.

International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the six months ended June 30, 2021 was approximately 29% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia and the Philippines to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of June 30,
	2021	2020
Number of customers	29,612	24,356
ARR
We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period. ARR includes the impact of recurring revenue generated from legacy Simply Measured products, which a small number of legacy Simply Measured customers have continued to access. These customers may continue to do so for a limited period in the future as we continue to transition those customers to other Sprout products. We believe ARR is an indicator of the scale of our entire platform while mitigating fluctuations due to seasonality and contract term.

	As of June 30,
	2021	2020
	(in thousands)
ARR	$189,109	$130,785
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

We define customers contributing more than $10,000 in ARR as those on a paid subscription plan that had more than $10,000 in ARR as of a period end.

	As of June 30,
	2021	2020
Number of customers contributing more than $10,000 in ARR	3,936	2,544
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
Other (Expense) Income, Net
Other (expense) income, net consists of sublease rental income from our Seattle, Washington office and foreign currency transaction gains and losses.
Income Tax Provision
The income tax provision consists of current and deferred taxes for our foreign jurisdictions. We have historically reported a taxable loss in our most significant jurisdiction, the U.S., and have a full valuation allowance against our deferred tax assets. We expect this trend to continue for the foreseeable future.
Results of Operations
The following tables set forth information comparing the components of our results of operations in dollars and as a percentage of total revenue for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Revenue
Subscription	$44,180	$31,190	$84,535	$61,519
Professional services and other	505	212	968	418
Total revenue	44,685	31,402	85,503	61,937
Cost of revenue(1)
Subscription	10,930	8,178	20,635	16,264
Professional services and other	225	142	517	264
Total cost of revenue	11,155	8,320	21,152	16,528
Gross profit	33,530	23,082	64,351	45,409
Operating expenses
Research and development(1)	9,008	7,712	17,280	14,993
Sales and marketing(1)	19,822	14,184	37,975	28,078
General and administrative(1)	10,012	9,528	20,627	21,624
Total operating expenses	38,842	31,424	75,882	64,695
Loss from operations	(5,312)	(8,342)	(11,531)	(19,286)
Interest expense	(77)	(96)	(149)	(191)
Interest income	65	53	117	513
Other (expense) income, net	(55)	101	(174)	203
Loss before income taxes	(5,379)	(8,284)	(11,737)	(18,761)
Income tax expense	63	18	72	21
Net loss and comprehensive loss	$(5,442)	$(8,302)	$(11,809)	$(18,782)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$234	$169	$418	$464
Research and development	937	450	1,654	934
Sales and marketing	2,725	697	4,477	1,166
General and administrative	1,548	1,165	2,804	3,439
Total stock-based compensation	$5,444	$2,481	$9,353	$6,003

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%	99%
Professional services and other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	24%	26%	24%	26%
Professional services and other	1%	—%	1%	—%
Total cost of revenue	25%	26%	25%	26%
Gross profit	75%	74%	75%	74%
Operating expenses
Research and development	20%	25%	20%	24%
Sales and marketing	44%	45%	44%	45%
General and administrative	22%	30%	24%	35%
Total operating expenses	87%	100%	89%	104%
Loss from operations	(12)%	(26)%	(13)%	(30)%
Interest expense	—%	—%	—%	—%
Interest income	—%	—%	—%	1%
Other (expense) income, net	—%	—%	—%	—%
Loss before income taxes	(12)%	(26)%	(14)%	(29)%
Income tax expense	—%	—%	—%	—%
Net loss and comprehensive loss	(12)%	(26)%	(14)%	(29)%
Note: Certain amounts may not sum due to rounding

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenue

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$44,180	$31,190	$12,990	42%
Professional services and other	505	212	293	138%
Total revenue	$44,685	$31,402	$13,283	42%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 24,356 as of June 30, 2020 to 29,612 as of June 30, 2021. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$10,930	$8,178	$2,752	34%
Professional services and other	225	142	83	58%
Total cost of revenue	11,155	8,320	2,835	34%
Gross profit	$33,530	$23,082	$10,448	45%
Gross margin
Total gross margin	75%	74%

The increase in cost of subscription revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,413
Stock-based compensation expense	65
Other	274
Subscription cost of revenue	$2,752
Fees paid to our data providers increased due to revenue growth.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$9,008	$7,712	$1,296	17%
Percentage of total revenue	20%	25%
The increase in research and development expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$774
Stock-based compensation expense	487
Other	35
Research and development	$1,296
Personnel costs increased primarily as a result of a 4% increase in headcount to grow our research and development teams to drive our technology innovation through the development of new products and features. The increase in stock-based compensation expense was due to the increased headcount.
Sales and Marketing

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$19,822	$14,184	$5,638	40%
Percentage of total revenue	44%	45%

The increase in sales and marketing expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,863
Stock-based compensation expense	2,028
Other	747
Sales and marketing	$5,638
Personnel costs increased primarily as a result of a 12% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was due to the increased headcount and awards granted to our President in connection with his promotion at the end of 2020.
General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$10,012	$9,528	$484	5%
Percentage of total revenue	22%	30%
The increase in general and administrative expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$1,032
Stock-based compensation expense	383
Credit losses on accounts receivable	(487)
Other	(444)
General and administrative	$484
The increase in personnel costs was primarily the result of a 22% increase in headcount as we continue to grow our business and operate as a publicly traded company. The increase in stock-based compensation was due to the increased headcount. Credit losses on accounts receivable decreased due to improved collections in 2021 and a reserve taken in the prior year related to the potential impact of COVID-19 on our customers’ ability to pay.

Interest Income (Expense), Net

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income (expense), net	$(12)	$(43)	$31	(72)%
Percentage of total revenue	—%	—%

The decrease in net interest expense was primarily driven by higher fees in prior year associated with our revolving line of credit.
Other (Expense) Income, Net

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other (expense) income, net	$(55)	$101	$(156)	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The decrease in other (expense) income, net is due to sublease rental income as our Seattle, Washington lease expired in July 2020 as well as foreign exchange transaction losses.
Income Tax Expense

	Three Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Income tax expense	$63	$18	$45	250%
Percentage of total revenue	—%	—%
The increase in income tax expense is due to the provision related to foreign income taxes.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenue

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$84,535	$61,519	$23,016	37%
Professional services and other	968	418	550	132%
Total revenue	$85,503	$61,937	$23,566	38%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 24,356 as of June 30, 2020 to 29,612 as of June 30, 2021. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$20,635	$16,264	$4,371	27%
Professional services and other	517	264	253	96%
Total cost of revenue	21,152	16,528	4,624	28%
Gross profit	$64,351	$45,409	$18,942	42%
Gross margin
Total gross margin	75%	74%

The increase in cost of subscription revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the following:

Change
(in thousands)
Data provider fees	$4,561
Stock-based compensation expense	(46)
Other	(144)
Subscription cost of revenue	$4,371
Fees paid to our data providers increased due to revenue growth.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$17,280	$14,993	$2,287	15%
Percentage of total revenue	20%	24%
The increase in research and development expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$1,522
Stock-based compensation expense	720
Other	45
Research and development	$2,287
Personnel costs increased primarily as a result of a 4% increase in headcount to grow our research and development teams to drive our technology innovation through the development of new products and features. The increase in stock-based compensation expense was due to the increased headcount.
Sales and Marketing

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$37,975	$28,078	$9,897	35%
Percentage of total revenue	44%	45%

The increase in sales and marketing expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$5,592
Stock-based compensation expense	3,311
Other	994
Sales and marketing	$9,897
Personnel costs increased primarily as a result of a 12% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was due to the increased headcount and awards granted to our President in connection with his promotion at the end of 2020.
General and Administrative

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$20,627	$21,624	$(997)	(5)%
Percentage of total revenue	24%	35%
The decrease in general and administrative expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the following:

Change
(in thousands)
Credit losses on accounts receivable	$(1,253)
Stock-based compensation expense	(635)
Personnel costs	1,818
Other	(927)
General and administrative	$(997)
Credit losses on accounts receivable decreased due to improved collections in 2021 and a reserve taken in the prior year related to the potential impact of COVID-19 on our customers’ ability to pay. The decrease in stock-based compensation was due to expense recognized in prior year related to the vesting of a RSU award granted to our Chief Executive Officer in connection with the achievement of a market capitalization threshold that was reached in February 2020. Personnel costs increased primarily as a result of a 22% increase in headcount as we continue to grow our business and operate as a publicly traded company.

Interest Income (Expense), Net

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income (expense), net	$(32)	$322	$(354)	n/m
Percentage of total revenue	—%	1%

The decrease in interest income (expense), net was primarily driven by higher interest rates earned in the prior year on cash deposits related to our IPO proceeds.
Other (Expense) Income, Net

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other (expense) income, net	$(174)	$203	$(377)	n/m
Percentage of total revenue	—%	—%
The decrease in other (expense) income, net is due to sublease rental income as our Seattle, Washington lease expired in July 2020 as well as foreign exchange transaction losses.
Income Tax Expense

	Six Months Ended June 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Income tax expense	$72	$21	$51	243%
Percentage of total revenue	—%	—%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
Non-GAAP gross profit	$33,764	$23,251	$64,769	$45,873
Non-GAAP operating income (loss)	132	(5,861)	(2,178)	(13,283)
Non-GAAP net income (loss)	2	(5,821)	(2,456)	(12,779)
Non-GAAP net income (loss) per share	—	(0.11)	(0.05)	(0.25)
Free cash flow	$4,062	$(4,537)	$7,509	$(9,353)
Non-GAAP Gross Profit
We define non-GAAP gross profit as GAAP gross profit, excluding stock-based compensation expense. We believe non-GAAP gross profit provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$33,530	$23,082	$64,351	$45,409
Stock-based compensation expense	234	169	418	464
Non-GAAP gross profit	$33,764	$23,251	$64,769	$45,873

Non-GAAP Operating Income (Loss)
We define non-GAAP operating income (loss) as GAAP loss from operations, excluding stock-based compensation expense. We believe non-GAAP operating income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Non-GAAP operating income (loss)	(dollars in thousands)
Loss from operations	$(5,312)	$(8,342)	$(11,531)	$(19,286)
Stock-based compensation expense	5,444	2,481	9,353	6,003
Non-GAAP operating income (loss)	$132	$(5,861)	$(2,178)	$(13,283)

Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as GAAP net loss and comprehensive loss, excluding stock-based compensation expense. We believe non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Non-GAAP net income (loss)	(dollars in thousands)
Net loss and comprehensive loss	$(5,442)	$(8,302)	$(11,809)	$(18,782)
Stock-based compensation expense	5,444	2,481	9,353	6,003
Non-GAAP net income (loss)	$2	$(5,821)	$(2,456)	$(12,779)
Non-GAAP Net Income (Loss) per Share
We define non-GAAP net income (loss) per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense. We believe non-GAAP net income (loss) per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Non-GAAP net income (loss) per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.10)	$(0.16)	$(0.22)	$(0.37)
Stock-based compensation expense per share	0.10	0.05	0.17	0.12
Non-GAAP net income (loss) per share(1)	$—	$(0.11)	$(0.05)	$(0.25)
_________________
(1)For the three months ended June 30, 2021, Non-GAAP Basic and Diluted net income per share were both $0.00. Non-GAAP Diluted net income per share for the three months ended June 30, 2021 was calculated using 54,834,301 weighted-average shares of common stock outstanding, which includes the impact of dilutive shares related to options and restricted stock units. All other GAAP and Non-GAAP net loss per share calculations excluded these common stock equivalents as their effect is antidilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Free cash flow	(dollars in thousands)
Net cash provided by (used in) operating activities	$4,355	$(4,042)	$7,975	$(8,545)
Purchases of property and equipment	(293)	(495)	(466)	(808)
Free cash flow	$4,062	$(4,537)	$7,509	$(9,353)
Liquidity and Capital Resources
Our liquidity and capital resources were not materially impacted by the COVID-19 pandemic and the governmental responses to address the pandemic and the related economic impact during the six months ended June 30, 2021. For further discussion regarding the future potential impacts of COVID-19 and the related economic impacts on our liquidity and capital resources, see “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K.
As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents of $108.3 million, marketable securities of $63.2 million and net accounts receivable of $16.1 million. Historically, we have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and statement of cash flows. However, for the six months ended June 30, 2021, we generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term if the COVID-19 pandemic and the governmental responses to address the pandemic and any re-emergence of COVID-19 persist for a prolonged period of time. The impact of the COVID-19 pandemic on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
In November 2019, we amended the SVB Credit Facility to increase the Revolver (including the exercise of the Incremental Revolver, as amended) to $40.0 million and amended, among other terms, levels for the minimum adjusted EBITDA and minimum liquidity covenants, the advance rate and the interest rate. The November 2019 amendment includes a “streamline period”, or Streamline Period, concept, which occurs when we maintain, for every consecutive day in the immediately preceding fiscal quarter, the sum of (i) unrestricted cash at SVB plus (ii) unused availability under the Revolver in an amount equal to or greater than $75.0 million (the Streamline Balance). Any Streamline Period terminates on the earlier of the occurrence of an event of default and failure to maintain the Streamline Balance. The minimum adjusted EBITDA and minimum liquidity covenants do not apply during any Streamline Period. As of June 30, 2021, we did not have any outstanding principal balance under the SVB Credit Facility.
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
The SVB Credit Facility contains customary negative covenants that limit our ability to, or require mandatory prepayment in the event that we, among other things, incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, add new offices or business locations, make certain investments, pay dividends, transfer or dispose of certain assets, liquidate or dissolve and enter into various specified transactions. The SVB Credit Facility also contains affirmative covenants, including certain financial covenants such as minimum adjusted EBITDA and minimum liquidity covenants and financial reporting requirements. With limited exceptions, our obligations under the SVB Credit Facility are secured by all of our property other than intellectual property (which is subject to a negative pledge). As of June 30, 2021, we were in compliance with the covenants in the SVB Credit Facility.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$7,975	$(8,545)
Net cash (used in) investing activities	(14,628)	(50,530)
Net cash provided by financing activities	395	3,557
Net (decrease) in cash	$(6,258)	$(55,518)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the six months ended June 30, 2021, we generated positive cash flows from operating activities.
Net cash provided by operating activities during the six months ended June 30, 2021 was $8.0 million, which resulted from a net loss of $11.8 million adjusted for non-cash charges of $17.6 million and net cash inflow of $2.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $9.4 million of stock-based compensation expense, $2.0 million of depreciation and intangible asset amortization expense, $5.4 million for amortization of deferred contract acquisition costs, which were primarily commissions, and $0.3 million of amortization of right-of-use, or ROU, operating lease assets. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $10.8 million increase in deferred revenue, a $1.0 million decrease in gross accounts receivable, and a $2.9 million decrease in prepaid expenses. These inflows were primarily offset by a $9.5 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $2.0 million decrease in accounts payable and other accrued liabilities, and a $0.9 million decrease in operating lease liabilities.
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
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was $14.6 million, which was primarily due to $63.2 million in purchases of marketable securities, partially offset by $49.0 million in proceeds from maturities of marketable securities.
Net cash used in investing activities for the six months ended June 30, 2020 was $50.5 million, which was primarily due to the purchase of $49.7 million of marketable securities in June 2020.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $0.4 million, which was primarily the result of $1.7 million from the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act, offset by $1.2 million in payments related to the employee withholding taxes as a result of the net settlement of stock-based awards.
Net cash provided by financing activities for the six months ended June 30, 2020 was $3.6 million, which was primarily the result of $10.0 million of net proceeds from our sale of over-allotment shares to the underwriters of our IPO, offset by $6.3 million in payments related to the employee withholding taxes as a result of the net settlement of stock-based awards.

Contractual Obligations
The following table summarizes our non-cancellable contractual obligations as of June 30, 2021.

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
			(in thousands)
Operating lease obligations	$30,489	$3,885	$8,042	$8,410	$10,152
Other purchase obligations(1)	52,960	23,991	28,969	—	—
Total	$83,449	$27,876	$37,011	$8,410	$10,152
_________________
(1)Consists of minimum guaranteed purchase commitments for data and services.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Recent Accounting Pronouncements
Refer to section titled “Recently Adopted Accounting Pronouncements” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information.
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
Our significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. There have been no significant changes to these policies during the six months ended June 30, 2021.
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
We had cash and cash equivalents totaling $108.3 million as of June 30, 2021, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $63.2 million which were invested in investment-grade corporate bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments and marketable securities. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We did not have any outstanding debt under our $40.0 million revolving credit line as of June 30, 2021. The line of credit carries a variable interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate and is available through January 31, 2022. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—SVB Credit Facility.”
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2021. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

INDEX TO EXHIBITS

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
August 4, 2021	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)