Form 10-Q
period 2021-09-30
Sprout Social, Inc.
filed 2021-11-03
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of November 1, 2021, there were 45,572,237 shares and 8,433,446 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$115,332	$114,515
Marketable securities	59,676	49,364
Accounts receivable, net of allowances of $941 and $1,428 at September 30, 2021 and December 31, 2020, respectively	16,041	17,178
Deferred commissions	11,866	8,622
Prepaid expenses and other assets	7,138	9,651
Total current assets	210,053	199,330
Property and equipment, net	13,353	14,925
Deferred commissions, net of current portion	11,882	8,757
Operating lease, right-of-use assets	9,629	10,132
Goodwill	2,299	2,299
Intangible assets, net	3,306	4,088
Other assets, net	125	138
Total assets	$250,647	$239,669
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,356	$1,543
Deferred revenue	55,875	43,407
Operating lease liabilities	2,632	2,155
Accrued wages and payroll related benefits	8,932	9,885
Accrued expenses and other	9,141	6,587
Total current liabilities	80,936	63,577
Deferred revenue, net of current portion	118	355
Operating lease liabilities, net of current portion	21,641	23,638
Total liabilities	102,695	87,570
Commitments and contingencies (Note 6)

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020

Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 48,303,394 and 45,483,938 shares issued and outstanding, respectively, at September 30, 2021; 46,698,354 and 43,898,850 shares issued and outstanding, respectively, at December 31, 2020	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 8,692,390 and 8,485,446 shares issued and outstanding, respectively, at September 30, 2021; 9,574,566 and 9,367,622 shares issued and outstanding, respectively, at December 31, 2020	1	1
Additional paid-in capital	344,616	328,343
Treasury stock, at cost	(30,824)	(29,206)
Accumulated deficit	(165,845)	(147,043)
Total stockholders’ equity	147,952	152,099
Total liabilities and stockholders’ equity	$250,647	$239,669
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Subscription	$48,570	$33,370	$133,105	$94,889
Professional services and other	521	296	1,489	714
Total revenue	49,091	33,666	134,594	95,603
Cost of revenue
Subscription	12,088	8,588	32,723	24,852
Professional services and other	258	186	775	450
Total cost of revenue	12,346	8,774	33,498	25,302
Gross profit	36,745	24,892	101,096	70,301
Operating expenses
Research and development	10,551	7,693	27,831	22,686
Sales and marketing	21,383	14,774	59,358	42,852
General and administrative	11,649	9,346	32,276	30,970
Total operating expenses	43,583	31,813	119,465	96,508
Loss from operations	(6,838)	(6,921)	(18,369)	(26,207)
Interest expense	(78)	(94)	(227)	(285)
Interest income	73	50	190	563
Other (expense) income, net	(86)	19	(260)	222
Loss before income taxes	(6,929)	(6,946)	(18,666)	(25,707)
Income tax expense	64	51	136	72
Net loss and comprehensive loss	$(6,993)	$(6,997)	$(18,802)	$(25,779)
Net loss per share attributable to common shareholders, basic and diluted	$(0.13)	$(0.13)	$(0.35)	$(0.51)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	53,908,520	51,910,517	53,670,652	50,777,222
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2021	53,804,274	$5	$339,389	3,022,739	$(30,380)	$(158,852)	$150,162
Exercise of stock options	1,247	—	1				1
Stock-based compensation expense			5,226				5,226
Issuance of common stock from equity award settlement	163,863	—					—
Taxes paid related to net share settlement of equity awards				3,661	(444)		(444)
Net loss						(6,993)	(6,993)
Balances at September 30, 2021	53,969,384	$5	$344,616	3,026,400	$(30,824)	$(165,845)	$147,952

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2020	50,889,557	$5	$280,104	2,952,882	$(26,905)	$(134,170)	$119,034
Exercise of stock options	242,081	—	82				82
Stock-based compensation expense			2,560				2,560
Issuance of common stock from equity award settlement	146,701	—					—
Issuance of common stock in connection with follow-on public offering, net of underwriters' discounts, commissions and offering costs	1,612,500	—	41,936				41,936
Net loss						(6,997)	(6,997)
Balances at September 30, 2020	52,890,839	$5	$324,682	2,952,882	$(26,905)	$(141,167)	$156,615

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2020	53,266,472	$5	$328,343	3,006,448	$(29,206)	$(147,043)	$152,099
Exercise of stock options	56,747	—	30				30
Stock-based compensation expense			14,579				14,579
Issuance of common stock from equity award settlement	646,165	—					—
Taxes paid related to net share settlement of equity awards				19,952	(1,618)		(1,618)
Proceeds from disgorgement of stockholder short-swing profits			1,664				1,664
Net loss						(18,802)	(18,802)
Balances at September 30, 2021	53,969,384	$5	$344,616	3,026,400	$(30,824)	$(165,845)	$147,952

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2019	48,844,998	$5	$263,943	2,673,805	$(20,430)	$(115,388)	$128,130
Exercise of stock options	950,167	—	362				362
Stock-based compensation expense			8,563				8,563
Issuance of common stock from equity award settlement	826,611	—					—
Taxes paid related to net share settlement of equity awards				270,732	(6,335)		(6,335)
Issuance of common stock in connection with underwriters' purchase of over-allotment shares, related to initial public offering, net of underwriters' discounts, commissions and offering costs	629,603	—	9,738				9,738
Exercise of warrants	26,960	—	140	8,345	(140)		—
Issuance of common stock in connection with follow-on public offering, net of underwriters' discounts, commissions and offering costs	1,612,500	—	41,936				41,936
Net loss						(25,779)	(25,779)
Balances at September 30, 2020	52,890,839	$5	$324,682	2,952,882	$(26,905)	$(141,167)	$156,615

See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(18,802)	$(25,779)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	2,230	2,120
Amortization of line of credit issuance costs	144	171
Amortization of premium on marketable securities	502	228
Amortization of acquired intangible assets	782	1,070
Amortization of deferred commissions	8,620	5,412
Amortization of right-of-use operating lease asset	503	911
Stock-based compensation expense	14,579	8,563
Provision for accounts receivable allowances	141	1,882
Changes in operating assets and liabilities
Accounts receivable	995	(5,190)
Prepaid expenses and other current assets	2,510	339
Deferred commissions	(14,988)	(8,988)
Accounts payable and accrued expenses	4,414	713
Deferred revenue	12,231	7,721
Lease liabilities	(1,521)	(351)
Net cash provided by (used in) operating activities	12,340	(11,178)
Cash flows from investing activities
Purchases of property and equipment	(662)	(2,216)
Purchases of marketable securities	(79,524)	(49,722)
Proceeds from maturity of marketable securities	68,710	—
Net cash used in investing activities	(11,476)	(51,938)
Cash flows from financing activities
Proceeds from underwriters' purchase of over-allotment shares, related to the Company's initial public offering, net of underwriters’ discounts and commissions	—	9,954
Proceeds from follow-on offering of common stock, net of underwriters' discounts and commissions	—	42,127
Payments for line of credit issuance costs	(123)	(118)
Proceeds from exercise of stock options	30	362
Proceeds from disgorgement of stockholders short-swing profits	1,664	—
Employee taxes paid related to the net share settlement of stock-based awards	(1,618)	(6,335)
Payments of deferred offering costs	—	(406)
Net cash (used in) provided by financing activities	(47)	45,584
Net increase (decrease) in cash and cash equivalents	817	(17,532)
Cash and cash equivalents
Beginning of period	114,515	135,310
End of period	$115,332	$117,778
Supplemental noncash disclosures
Operating lease liability arising from operating ROU asset obtained	$—	$5,472
Noncash exercise of stock warrants	$—	$140
Balance of property and equipment in accounts payable	$—	$765
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. As the extent and duration of the impact of the COVID-19 pandemic remains uncertain, the Company’s estimates and judgments may evolve as conditions change. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of November 3, 2021, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. There have been no significant changes to these policies during the nine months ended September 30, 2021.
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
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancelable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended September 30, 2021 and 2020 that was included in deferred revenue at the beginning of each period was $26.8 million and $17.5 million, respectively. The amount of revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in deferred revenue at the beginning of each period was $39.3 million and $27.0 million, respectively.
As of September 30, 2021, including amounts already invoiced and amounts contracted but not yet invoiced, $87.2 million of revenue is expected to be recognized from remaining performance obligations, of which 83% is expected to be recognized in the next 12 months, with the remainder thereafter.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
The following table provides a summary of operating lease assets and liabilities as of September 30, 2021 (in thousands):

Assets
Operating lease right-of-use assets	$9,629
Liabilities
Operating lease liabilities	2,632
Operating lease liabilities, non-current	21,641
Total operating lease liabilities	$24,273
The following table provides information about leases on the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating lease expense	$503	$580	$1,505	$1,987
Variable lease expense	839	875	2,517	2,457
Sublease income	—	20	—	223
Within the condensed consolidated statements of operations and comprehensive loss, operating and variable lease expense are recorded in General and administrative expenses and sublease income is recorded in Other (expense) income, net. Cash payments related to operating leases for the nine months ended September 30, 2021 and September 30, 2020 were $5.0 million and $3.5 million, respectively. As of September 30, 2021, the weighted-average remaining lease term is 7.3 years and the weighted-average discount rate is 5.6%.
Remaining maturities of operating lease liabilities as of September 30, 2021 are as follows (in thousands):

Years ending December 31,
2021	$967
2022	3,930
2023	4,021
2024	4,112
2025	4,205
Thereafter	12,294
Total future minimum lease payments	$29,529
Less: imputed interest	(5,256)
Total operating lease liabilities	$24,273

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
There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the nine months ended September 30, 2021, the Company recognized an immaterial provision related to foreign income taxes.
5.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$280	$153	$698	$617
Research and development	1,067	509	2,721	1,443
Sales and marketing	2,316	667	6,793	1,833
General and administrative	1,563	1,231	4,367	4,670
Total stock-based compensation	$5,226	$2,560	$14,579	$8,563

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Contractual commitments as of September 30, 2021 are as follows (in thousands):

Years ending December 31,
2021	$5,122
2022	27,495
2023	15,222
2024	—
2025	—
Thereafter	—
Total contract commitments	$47,839
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the period ended September 30, 2021.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the period ended September 30, 2021.
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of September 30, 2021 and December 31, 2020, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 28% for each of the nine

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

months ended September 30, 2021 and 2020, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Americas	$38,888	$26,455	$105,998	$74,847
EMEA	7,788	5,304	21,743	15,363
Asia Pacific	2,415	1,907	6,853	5,393
Total	$49,091	$33,666	$134,594	$95,603
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders	$(6,993)	$(6,997)	$(18,802)	$(25,779)
Weighted average common shares outstanding	53,908,520	51,910,517	53,670,652	50,777,222
Net loss per share, basic and diluted	$(0.13)	$(0.13)	$(0.35)	$(0.51)
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	September 30,
	2021	2020
Stock options outstanding	104,263	174,000
RSUs	1,897,648	2,142,801
Total potentially dilutive shares	2,001,911	2,316,801

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$23,660	$—	$23,660
Commercial paper	—	32,985	—	32,985
Asset-backed securities	—	3,031	—	3,031
Total assets	$—	$59,676	$—	$59,676

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$22,810	$—	$22,810
Commercial paper	—	16,477	—	16,477
U.S. Treasury securities	—	10,077	—	10,077
Total assets	$—	$49,364	$—	$49,364
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
As of September 30, 2021 and December 31, 2020, the Company held investment-grade marketable securities that had maturities within one year and were accounted for as available-for-sale securities. There was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial for the periods presented.

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
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. We have made it increasingly easy to standardize on Sprout Social as the centralized system of record for social and to help customers maximize the value of this mission critical channel. Currently, more than 30,000 customers across more than 100 countries rely on our platform.
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
We generated revenue of $49.1 million and $33.7 million during the three months ended September 30, 2021 and 2020, respectively, representing growth of 46%. We generated revenue of $134.6 million and $95.6 million during the nine months ended September 30, 2021 and 2020, respectively, representing growth of 41%. In the nine months ended September 30, 2021, software subscriptions contributed 99% of our revenue.
We generated net losses of $7.0 million and $7.0 million during the three months ended September 30, 2021 and 2020, respectively, which included stock-based compensation expense of $5.2 million and $2.6 million, respectively. We generated net losses of $18.8 million and $25.8 million during the nine months ended September 30, 2021 and 2020, respectively, which included stock-based compensation expense of $14.6 million and $8.6 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.

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
Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, our operational and financial performance were not materially impacted by COVID-19 during the nine months ended September 30, 2021 and 2020. Our IPO in December 2019 and over-allotment in January 2020 resulted in total net proceeds of $144.3 million, which strengthened our liquidity position prior to the pandemic. The $42.1 million in net proceeds from our equity follow-on offering in August 2020 further strengthened our liquidity position.
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
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 30,000 customers.
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

International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the nine months ended September 30, 2021 was approximately 28% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia and the Philippines to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of September 30,
	2021	2020
Number of customers	30,705	25,556
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

	As of September 30,
	2021	2020
	(in thousands)
ARR	$204,641	$141,898
Number of customers contributing more than $10,000 in ARR
We define customers contributing more than $10,000 in ARR as those on a paid subscription plan that had more than $10,000 in ARR as of a period end.
We view the number of customers that contribute more than $10,000 in ARR as a measure of our ability to scale with our customers and attract larger organizations. We believe this represents potential for future growth, including expanding within our current customer base. Over time, larger customers have constituted a greater share of our revenue.

	As of September 30,
	2021	2020
Number of customers contributing more than $10,000 in ARR	4,380	2,790
Number of customers contributing more than $50,000 in ARR
We define customers contributing more than $50,000 in ARR as those on a paid subscription plan that had more than $50,000 in ARR as of a period end.
We view the number of customers that contribute more than $50,000 in ARR as a measure of our ability to scale with our largest customers and attract more sophisticated organizations. We believe this represents potential for future growth, including expanding within our current customer base. Over time, our largest customers have constituted a greater share of our revenue.

	As of September 30,
	2021	2020
Number of customers contributing more than $50,000 in ARR	478	242

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Revenue
Subscription	$48,570	$33,370	$133,105	$94,889
Professional services and other	521	296	1,489	714
Total revenue	49,091	33,666	134,594	95,603
Cost of revenue(1)
Subscription	12,088	8,588	32,723	24,852
Professional services and other	258	186	775	450
Total cost of revenue	12,346	8,774	33,498	25,302
Gross profit	36,745	24,892	101,096	70,301
Operating expenses
Research and development(1)	10,551	7,693	27,831	22,686
Sales and marketing(1)	21,383	14,774	59,358	42,852
General and administrative(1)	11,649	9,346	32,276	30,970
Total operating expenses	43,583	31,813	119,465	96,508
Loss from operations	(6,838)	(6,921)	(18,369)	(26,207)
Interest expense	(78)	(94)	(227)	(285)
Interest income	73	50	190	563
Other (expense) income, net	(86)	19	(260)	222
Loss before income taxes	(6,929)	(6,946)	(18,666)	(25,707)
Income tax expense	64	51	136	72
Net loss and comprehensive loss	$(6,993)	$(6,997)	$(18,802)	$(25,779)

_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$280	$153	$698	$617
Research and development	1,067	509	2,721	1,443
Sales and marketing	2,316	667	6,793	1,833
General and administrative	1,563	1,231	4,367	4,670
Total stock-based compensation	$5,226	$2,560	$14,579	$8,563

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%	99%
Professional services and other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	25%	26%	24%	26%
Professional services and other	1%	—%	1%	—%
Total cost of revenue	25%	26%	25%	26%
Gross profit	75%	74%	75%	74%
Operating expenses
Research and development	21%	23%	21%	24%
Sales and marketing	44%	44%	44%	45%
General and administrative	24%	28%	24%	32%
Total operating expenses	89%	95%	89%	101%
Loss from operations	(14)%	(21)%	(14)%	(27)%
Interest expense	—%	—%	—%	—%
Interest income	—%	—%	—%	—%
Other (expense) income, net	—%	—%	—%	—%
Loss before income taxes	(14)%	(21)%	(14)%	(27)%
Income tax expense	—%	—%	—%	—%
Net loss and comprehensive loss	(14)%	(21)%	(14)%	(27)%
Note: Certain amounts may not sum due to rounding

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$48,570	$33,370	$15,200	46%
Professional services and other	521	296	225	76%
Total revenue	$49,091	$33,666	$15,425	46%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 25,556 as of September 30, 2020 to 30,705 as of September 30, 2021. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$12,088	$8,588	$3,500	41%
Professional services and other	258	186	72	39%
Total cost of revenue	12,346	8,774	3,572	41%
Gross profit	$36,745	$24,892	$11,853	48%
Gross margin
Total gross margin	75%	74%

The increase in cost of subscription revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,504
Personnel costs	959
Stock-based compensation expense	127
Other	(90)
Subscription cost of revenue	$3,500
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 6% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was due to the increased headcount.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$10,551	$7,693	$2,858	37%
Percentage of total revenue	21%	23%
The increase in research and development expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,315
Stock-based compensation expense	558
Other	(15)
Research and development	$2,858
Personnel costs increased primarily as a result of a 20% increase in headcount to grow our research and development teams to drive our technology innovation through the development of new products and features. The increase in stock-based compensation expense was due to the increased headcount.

Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$21,383	$14,774	$6,609	45%
Percentage of total revenue	44%	44%
The increase in sales and marketing expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$4,103
Stock-based compensation expense	1,649
Other	857
Sales and marketing	$6,609
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
General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$11,649	$9,346	$2,303	25%
Percentage of total revenue	24%	28%
The increase in general and administrative expense for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$1,416
Stock-based compensation expense	332
Credit losses on accounts receivable	(488)
Other	1,043
General and administrative	$2,303

The increase in personnel costs was primarily the result of a 26% increase in headcount as we continue to grow our business and operate as a publicly traded company. The increase in stock-based compensation was due to the increased headcount. Credit losses on accounts receivable decreased due to improved collections in 2021 and a reserve taken in the prior year related to the potential impact of COVID-19 on our customers’ ability to pay. The increase in other was primarily driven by higher indirect tax expense.
Interest Income (Expense), Net

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income (expense), net	$(5)	$(44)	$39	(89)%
Percentage of total revenue	—%	—%

The decrease in net interest expense was primarily driven by higher fees in prior year associated with our revolving line of credit.
Other (Expense) Income, Net

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other (expense) income, net	$(86)	$19	$(105)	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The decrease in other (expense) income, net is due to sublease rental income as our Seattle, Washington lease expired in July 2020 as well as foreign exchange transaction losses.
Income Tax Expense

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Income tax expense	$64	$51	$13	25%
Percentage of total revenue	—%	—%
The increase in income tax expense is due to higher earnings in foreign jurisdictions.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$133,105	$94,889	$38,216	40%
Professional services and other	1,489	714	775	109%
Total revenue	$134,594	$95,603	$38,991	41%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 25,556 as of September 30, 2020 to 30,705 as of September 30, 2021. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$32,723	$24,852	$7,871	32%
Professional services and other	775	450	325	72%
Total cost of revenue	33,498	25,302	8,196	32%
Gross profit	$101,096	$70,301	$30,795	44%
Gross margin
Total gross margin	75%	74%

The increase in cost of subscription revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the following:

Change
(in thousands)
Data provider fees	$6,946
Personnel costs	1,094
Stock-based compensation expense	81
Other	(250)
Subscription cost of revenue	$7,871
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 6% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth.
Operating Expenses
Research and Development

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$27,831	$22,686	$5,145	23%
Percentage of total revenue	21%	24%
The increase in research and development expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$3,837
Stock-based compensation expense	1,278
Other	30
Research and development	$5,145
Personnel costs increased primarily as a result of a 20% increase in headcount to grow our research and development teams to drive our technology innovation through the development of new products and features. The increase in stock-based compensation expense was due to the increased headcount.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$59,358	$42,852	$16,506	39%
Percentage of total revenue	44%	45%
The increase in sales and marketing expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$9,695
Stock-based compensation expense	4,960
Other	1,851
Sales and marketing	$16,506
Personnel costs increased primarily as a result of a 16% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was due to the increased headcount and awards granted to our President in connection with his promotion at the end of 2020. The increase in other was primarily driven by a $1.4 million increase in advertising and marketing expenses.
General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$32,276	$30,970	$1,306	4%
Percentage of total revenue	24%	32%
The increase in general and administrative expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$3,083
Credit losses on accounts receivable	(1,741)
Stock-based compensation expense	(303)
Other	267
General and administrative	$1,306

Personnel costs increased primarily as a result of a 26% increase in headcount as we continue to grow our business and operate as a publicly traded company. Credit losses on accounts receivable decreased due to improved collections in 2021 and a reserve taken in the prior year related to the potential impact of COVID-19 on our customers’ ability to pay. The decrease in stock-based compensation was due to expense recognized in prior year related to the vesting of a RSU award granted to our Chief Executive Officer in connection with the achievement of a market capitalization threshold that was reached in February 2020. The increase in other was primarily driven by higher indirect tax expense.
Interest Income (Expense), Net

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income (expense), net	$(37)	$278	$(315)	n/m
Percentage of total revenue	—%	1%

The decrease in interest income (expense), net was primarily driven by higher interest rates earned in the prior year on cash deposits related to our IPO proceeds.
Other (Expense) Income, Net

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other (expense) income, net	$(260)	$222	$(482)	n/m
Percentage of total revenue	—%	—%
The decrease in other (expense) income, net is due to sublease rental income as our Seattle, Washington lease expired in July 2020 as well as foreign exchange transaction losses.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Income tax expense	$136	$72	$64	89%
Percentage of total revenue	—%	—%
The increase in income tax expense is due to higher earnings in foreign jurisdictions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
Non-GAAP gross profit	$37,025	$25,045	$101,794	$70,918
Non-GAAP operating loss	(1,612)	(4,361)	(3,790)	(17,644)
Non-GAAP net loss	(1,767)	(4,437)	(4,223)	(17,216)
Non-GAAP net loss per share	(0.03)	(0.09)	(0.08)	(0.34)
Free cash flow	$4,169	$(4,041)	$11,678	$(13,394)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$36,745	$24,892	$101,096	$70,301
Stock-based compensation expense	280	153	698	617
Non-GAAP gross profit	$37,025	$25,045	$101,794	$70,918

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Non-GAAP operating loss	(dollars in thousands)
Loss from operations	$(6,838)	$(6,921)	$(18,369)	$(26,207)
Stock-based compensation expense	5,226	2,560	14,579	8,563
Non-GAAP operating loss	$(1,612)	$(4,361)	$(3,790)	$(17,644)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Non-GAAP net loss	(dollars in thousands)
Net loss and comprehensive loss	$(6,993)	$(6,997)	$(18,802)	$(25,779)
Stock-based compensation expense	5,226	2,560	14,579	8,563
Non-GAAP net loss	$(1,767)	$(4,437)	$(4,223)	$(17,216)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Non-GAAP net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.13)	$(0.13)	$(0.35)	$(0.51)
Stock-based compensation expense per share	0.10	0.04	0.27	0.17
Non-GAAP net loss per share	$(0.03)	$(0.09)	$(0.08)	$(0.34)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Free cash flow	(dollars in thousands)
Net cash provided by (used in) operating activities	$4,365	$(2,633)	$12,340	$(11,178)
Purchases of property and equipment	(196)	(1,408)	(662)	(2,216)
Free cash flow	$4,169	$(4,041)	$11,678	$(13,394)
Liquidity and Capital Resources
Our liquidity and capital resources were not materially impacted by the COVID-19 pandemic and the governmental responses to address the pandemic and the related economic impact during the nine months ended September 30, 2021. For further discussion regarding the future potential impacts of COVID-19 and the related economic impacts on our liquidity and capital resources, see “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K.
As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $115.3 million, marketable securities of $59.7 million and net accounts receivable of $16.0 million. Historically, we have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and statement of cash flows. However, for the nine months ended September 30, 2021, we generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term if the COVID-19 pandemic and the governmental responses to address the pandemic and any re-emergence of COVID-19 persist for a prolonged period of time. The impact of the COVID-19 pandemic on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
In November 2019, we amended the SVB Credit Facility to increase the Revolver (including the exercise of the Incremental Revolver, as amended) to $40.0 million and amended, among other terms, levels for the minimum adjusted EBITDA and minimum liquidity covenants, the advance rate and the interest rate. The November 2019 amendment includes a “streamline period”, or Streamline Period, concept, which occurs when we maintain, for every consecutive day in the immediately preceding fiscal quarter, the sum of (i) unrestricted cash at SVB plus (ii) unused availability under the Revolver in an amount equal to or greater than $75.0 million (the Streamline Balance). Any Streamline Period terminates on the earlier of the occurrence of an event of default and failure to maintain the Streamline Balance. The minimum adjusted EBITDA and minimum liquidity covenants do not apply during any Streamline Period. As of September 30, 2021, we did not have any outstanding principal balance under the SVB Credit Facility.
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
The SVB Credit Facility contains customary negative covenants that limit our ability to, or require mandatory prepayment in the event that we, among other things, incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, add new offices or business locations, make certain investments, pay dividends, transfer or dispose of certain assets, liquidate or dissolve and enter into various specified transactions. The SVB Credit Facility also contains affirmative covenants, including certain financial covenants such as minimum adjusted EBITDA and minimum liquidity covenants and financial reporting requirements. With limited exceptions, our obligations under the SVB Credit Facility are secured by all of our property other than intellectual property (which is subject to a negative pledge). As of September 30, 2021, we were in compliance with the covenants in the SVB Credit Facility.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$12,340	$(11,178)
Net cash used in investing activities	(11,476)	(51,938)
Net cash (used in) provided by financing activities	(47)	45,584
Net increase (decrease) in cash	$817	$(17,532)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the nine months ended September 30, 2021, we generated positive cash flows from operating activities.
Net cash provided by operating activities during the nine months ended September 30, 2021 was $12.3 million, which resulted from a net loss of $18.8 million adjusted for non-cash charges of $27.5 million and net cash inflow of $3.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $14.6 million of stock-based compensation expense, $3.0 million of depreciation and intangible asset amortization expense, $8.6 million for amortization of deferred contract acquisition costs, which were primarily commissions, and $0.5 million of amortization of right-of-use, or ROU, operating lease assets. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $12.2 million increase in deferred revenue, a $4.4 million increase in accounts payable and other accrued liabilities, a $2.5 million decrease in prepaid expenses, and a $1.0 million decrease in gross accounts receivable. These inflows were primarily offset by a $15.0 million increase in deferred commissions due to the addition of new customers and expansion of the business as well as a $1.5 million decrease in operating lease liabilities.
Net cash used in operating activities during the nine months ended September 30, 2020 was $11.2 million, which resulted from a net loss of $25.8 million adjusted for non-cash charges of $20.4 million and net cash outflow of $5.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $8.6 million of stock-based compensation expense, $3.2 million of depreciation and intangible asset amortization expense, $5.4 million for amortization of deferred contract acquisition costs, which were primarily commissions, $1.9 million for bad debt expense and $0.9 million of amortization of ROU operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $9.0 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $5.2 million increase in gross accounts receivable, and a $0.4 million decrease in operating lease liabilities. These outflows were primarily offset by a $7.7 million increase in deferred revenue and a $0.7 million increase in accounts payable and other accrued liabilities.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $11.5 million, which was primarily due to $79.5 million in purchases of marketable securities, partially offset by $68.7 million in proceeds from maturities of marketable securities.
Net cash used in investing activities for the nine months ended September 30, 2020 was $51.9 million, which was primarily due to the $49.7 million purchase of marketable securities in June 2020.

Purchases of property and equipment of $2.2 million were driven by leasehold improvements of our Seattle office.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2021 was $0.0 million, primarily driven by $1.6 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards and other financing related costs, offset by $1.7 million in proceeds from the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act.
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
Contractual Obligations
The following table summarizes our non-cancellable contractual obligations as of September 30, 2021.

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
			(in thousands)
Operating lease obligations	$29,529	$3,907	$8,087	$8,457	$9,078
Other purchase obligations(1)	47,839	25,743	22,096	—	—
Total	$77,368	$29,650	$30,183	$8,457	$9,078
_________________
(1)Consists of minimum guaranteed purchase commitments for data and services.

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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

Our significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. There have been no significant changes to these policies during the nine months ended September 30, 2021.
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
We had cash and cash equivalents totaling $115.3 million as of September 30, 2021, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $59.7 million which were invested in investment-grade corporate bonds, commercial paper and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments and marketable securities. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We did not have any outstanding debt under our $40.0 million revolving credit line as of September 30, 2021. The line of credit carries a variable interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate and is available through January 31, 2022. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—SVB Credit Facility.”
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2021. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

INDEX TO EXHIBITS

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements
104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
November 3, 2021	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)