Form 10-K
period 2021-12-31
Sprout Social, Inc.
filed 2022-02-23
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the stock held by non-affiliates was approximately $4.0 billion.
As of February 18, 2022, there were 45,978,312 shares and 8,237,446 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which is expected be held on May 25, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K (“Annual Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “outlook,” “intend,” “expect,” “predict,” “potential” and similar expressions, or the negative of these terms and similar expressions, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under “Part I—Item IA. Risk Factors” and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties related to the following:
•our ability to attract, retain and grow customers to use our platform and products;
•our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
•our ability to access third-party APIs and data on favorable terms;
•our ability to increase spending of existing customers;
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
•our ability to maintain, protect and enhance our intellectual property;

•the attraction and retention of qualified employees and key personnel;
•our ability to effectively manage our growth and future expenses;
•the sufficiency of our cash to meet our liquidity needs and our ability to raise additional capital on favorable terms or at all; and
•the other factors set forth under “Risk Factors.”

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

MARKET AND INDUSTRY DATA
Unless otherwise indicated, information contained in this Annual Report concerning our industry, including industry statistics and forecasts, competitive position and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and other third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data, and our experience in, and knowledge of, such industry and markets, which we believe to be reasonable. In addition, projections, forecasts, assumptions and estimates of the future performance of the industry in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Cautionary Note Regarding Forward-Looking Statements” and “Part I—Item 1A. Risk Factors.” These and other factors could cause results to differ materially from those expressed and forecasts in the estimates made by the independent parties and by us.
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
• Altitude Software, Inc. (“Altitude”), Research Report: Key Figures that prove the Omnichannel Evolution (June 2016)
• Baer, Jay, Hug Your Haters: How to Embrace Complaints and Keep Your Customers appendix (2016)
• Creating Connections: What Consumers Want From Brands in an Increasingly Divided Society study is based on a survey of 1,013 U.S. consumers between Nov. 20–26, 2018
• G2, Inc. (“G2”), research data, January 26, 2022
• Glassdoor, Inc. (“Glassdoor”), Best Places to Work, companies under 1,000 employees, 2017, 2018, 2020, 2021 and 2022
• Glassdoor, Top CEOs, companies under 1,000 employees, 2017, 2018 and 2019
• Glassdoor rating and CEO approval rating, February 4, 2022
• Lyfe Marketing LLC (“Lyfe Marketing”), 30 Social Media Marketing Statistics That Will Change the Way You Think About Social Media, March 5, 2018
• Statista, Total Global Social Media Users, January 2022
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

PART I
Item 1. Business
Sprout Social — Powering the Evolution of Customer Experience
With more than 3.9 billion global users consuming and sharing billions of posts per day, social media has fundamentally changed the entire customer experience. Social media is becoming mission-critical to the way organizations reach, engage and understand their target audience and customers.
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. We have made it increasingly easy to standardize on Sprout Social as the centralized system of record for social and to help customers maximize the value of this mission critical channel. Currently, more than 31,000 customers across more than 100 countries rely on our platform.
Overview
Sprout Social empowers businesses to tap into the power and opportunity presented by the shift to social communication. Social media reaches almost half of the world’s population, influences buying behaviors and has changed the way the world communicates. Billions of users are sharing their interests, opinions and values with their social networks every day and are using social media to communicate with and about businesses, organizations and causes on an unprecedented scale. Virtually every aspect of business has been impacted by social media, from marketing, sales and public relations to customer service, commerce, product and strategy, creating a need for an entirely new category of software and an entirely new system of record. We offer our customers a centralized, secure and powerful platform that can scale horizontally across an organization to drive maximum business value.
Introduced in 2011, our cloud software brings together social messaging, data and workflows in a unified system of record, intelligence and action. Operating across major networks, including Twitter, Facebook, Instagram, Pinterest, LinkedIn, Google, Reddit, Glassdoor and YouTube, and commerce platforms Facebook Shops and Shopify, we provide organizations with a centralized platform to manage their social media efforts across stakeholders and business functions.
Our platform is easy-to-use and can be deployed rapidly by new customers without direct engagement from our sales or services teams. In 2021, the majority of our new customer revenue resulted from our trials and other inbound sources. Our 30-day free trial model allows prospective customers to set up and use our software within minutes and without assistance.
We operate a single code-base without the need for customizations or professional services, allowing us to efficiently scale our platform and quickly react to changes in the market. Relative to our primary competitors, our platform is the top user-rated social media management software across all major categories and customer segments according to G2, reinforcing our leading market position and brand.
We have proven success in the SMB, Mid-market and Enterprise segments, a healthy agency business and have balanced revenue and growth in each. We estimate that less than 5% of the millions of businesses on social media have adopted software solutions to centrally manage their social media efforts, providing a large, nascent opportunity to drive significantly increased market adoption of our solution and continued growth across all customer segments.

We have a highly efficient, product-driven go-to-market strategy that has enabled us to scale rapidly, attracting more than 31,000 current customers from small businesses to global brands as well as marketing agencies and government, non-profit and educational institutions. The strength of our brand and content marketing resulted in the majority of our inbound trials generated through unpaid marketing. The scale of these trials allows us to rapidly test, adapt and optimize our go-to-market approach for sustained, capital-efficient growth.
Increased adoption of our platform across functions within an organization also represents a large growth opportunity within our existing customer base. Our platform is licensed on a per-user basis with numerous upsell opportunities through additional users and product modules. As social becomes a critical channel for all aspects of the customer experience, including brand awareness, customer acquisition, social customer care, commerce, advocacy and reputation management, we expect that our customers will increase adoption of our platform across departments.
With our efficient go-to-market model and over 99% of our revenue in 2021 from software subscriptions, we have experienced strong unit economics across all customer segments as we continue to grow and refine our sales and marketing efforts. Our single code-base also creates a scalable and capital-efficient model that enables us to add new customers at little incremental cost. We believe that the single code-base and scalability of our technology are also meaningful technology differentiators.
Our success and innovation are driven by an experienced leadership team and award-winning culture with a reputation for caring deeply about the success of our customers and employees. This strong employer brand allows us to attract and retain high-quality talent and deliver a premium experience for our customers. Glassdoor has recognized us as one of the “Best Places to Work” in 2017, 2018, 2020, 2021 and 2022.
Our strong culture, world-class management team, leading platform and efficient go-to market strategy have led to revenue of $187.9 million, $132.9 million and $102.7 million during the years ended December 31, 2021, 2020 and 2019, respectively, representing growth of 41% from 2020 to 2021 and representing growth of 29% from 2019 to 2020. Additionally, we generated over $224 million in annualized recurring revenue, or ARR, as of December 31, 2021. For more information on how we define and calculate ARR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—ARR.” We generated net losses of $28.7 million, $31.7 million and $46.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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
With more than 3.9 billion users and millions of businesses adopting social media, it has fundamentally changed communication and commerce, and we are just beginning to understand its implications and importance.
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
Social Media’s Impact on Business
Businesses must face the reality that social media is not simply a place to advertise. Social media has evolved to impact aspects of marketing, public relations, sales, customer relationships, customer service, product feedback, commerce, business intelligence and strategy. Social media is a new layer that will embed in the digital technology stack across an organization:
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
Our relentless focus on customer relationships and building the highest-quality products have made our platform the highest customer-rated product across all major categories and customer segments relative to our primary competitors according to G2.
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
•Purpose-built to handle the velocity of social. We have the ability to quickly adapt as the market changes because all of our customers are served from a single code-base. We can deploy a change in minutes for the benefit of our over 31,000 current customers to address changes in network functions, expanded capabilities and evolving compliance requirements. We remove this burden from our customers while continuing to drive innovation with constant enhancements across our platform.
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

•Proven scale, reliability and security. With over 31,000 current customers, our platform and architecture have the massive scale needed to deliver exceptional performance and reliability, as well as visibility into trends that can indicate where our market is headed. We have the robust security and compliance tools needed to be successful.
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
•Market leadership and premium brand. Our solution is highly regarded and recognized in the industry. Our robust content marketing engine delivers thought leadership to all decision makers in the buying process, from practitioners to executives. As a result of our strong brand and reputation for quality and service, we generated more than 80% of our revenue from new customers in 2021 from unpaid channels.
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
•Massive and growing dataset. With over 31,000 current customers and billions of data points, we are able to harness massive amounts of feedback to optimize our products rapidly and in real-time, benefiting our platform by enabling us to understand the key features and products that are important to our customers and create compelling user experiences.
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

Our Culture
At Sprout, culture is a business strategy. We do not view culture as a set of perks but rather an intentional approach to our employees, customers and communities. We believe our culture serves as a strong competitive advantage, allowing us to build the kind of company that can lead a market, adapt and continue to innovate for our customers. We believe our ability to execute on our growth strategy is directly related to our award-winning culture with a reputation for caring deeply about our customers and our employees. This is evidenced by our top user rating on G2 and 4.8 rating and 98% CEO approval rating on Glassdoor.
Glassdoor has recognized us as one of the “Best Places to Work” in 2017, 2018, 2020, 2021 and 2022 and as having a “Highest Rated CEO” in 2017, 2018 and 2019. In 2020, we were also recognized as one of Fortune’s 100 Best Small and Medium Workplaces, one of Fortune’s 25 Best Small and Medium Workplaces for Women, and we were selected as a recipient of the 2020 Tech Cares Award from TrustRadius, awarded to tech companies that went above and beyond to support their clients and communities during the COVID-19 pandemic. We were also recently ranked #3 on Battery Venture's 25 highest rated public cloud computing companies to work for during the COVID crisis. This strong employer brand allows us to continue to attract high-quality talent and deliver a premium experience for our customers. Our culture is centered on seven core values:
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

We estimate that, based on our current average customer spending levels, the annual served addressable market (SAM) for our platform in 2021 exceeded $44 billion. We estimate that our SAM opportunity will exceed $100 billion by 2025, an annual market growth rate of greater than 20%.
We calculated our current SAM estimate as follows: (i) utilized data from The U.S. Small Business Administration, The U.S. Census Bureau, The Organisation for Economic Co-operation and Development and Statista to estimate the total number of businesses in the United States and globally in each of our served market segments (Enterprise, Mid-Market, SMB) with a social media presence; (ii) utilized internal data and estimates to estimate the number of such businesses that require a social media management platform (the “Target Businesses”); (iii) calculated the average of our ACV and our estimate of our primary competitors’ ACVs in each segment; and (iv) multiplied the estimated average segment ACVs by the estimated number of Target Businesses in each segment.
We calculated our greater than $100 billion 2025 SAM forecast using the methodology above. We used internal estimates informed by research from the Harris Poll to determine the projected business presence on social media in 2025 that will require a social media management platform, multiplied by our internal projected average segment ACVs in 2025 for Sprout Social and its primary competitors in the applicable segment.
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
•Social Commerce;
•Employee Advocacy; and
•Automation and Workflows.
These tools serve a broad range of use-cases within our customers’ organizations including:
•Social and Community Management;
•Public Relations;
•Marketing;
•Customer Service and Care;
•Commerce;
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
•Social Commerce. Commerce transactions are shifting to social, which is a primary point of product discovery for consumers. We allow brands to easily link their commerce platforms, currently Shopify and Facebook Shops, for a unified view of product catalogs, SKU availability and purchase history, which help inform proactive marketing efforts and create seamless, unified customer service experiences.
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
Customers
We have a highly diverse base of over 31,000 current customers across SMBs, Mid-market companies, Enterprises and marketing agencies, as well as government, non-profit and educational institutions.
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
As of December 31, 2021, our sales and marketing department had 433 employees. Our sales and marketing expenses were $84.2 million, $59.1 million and $55.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

As of December 31, 2021, our customer service department had 47 employees. Customer service costs are included in Cost of revenue within the Consolidated Statement of Operations and Comprehensive Loss.
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
Our research and development team is responsible for the design, development and testing of our products. We invest substantial resources in research and development to drive our technology innovation and bring new products to the market. As of December 31, 2021, our research and development department had 206 employees. Our research and development expenses were $40.0 million, $30.5 million and $28.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Competition
There are a number of established and emerging competitors in the social media management software market. While the market remains fragmented, there has been increasing consolidation in recent years with rising barriers to entry. We consider the competitive differentiators in our market to be:
•all-in-one platform;
•scalability of the platform;
•ease of use, security and reliability; and
•ease & cost to deploy and run the platform.
We believe we compete favorably on all of these factors.
We primarily face competition from other social media management companies such as Sprinklr, Khoros and Hootsuite, as well as a range of independent point solutions. In order to compete, we work tirelessly to innovate and improve our products, while at the same time, preserving our unique culture.
Intellectual Property
We rely on a combination of patent, trade secret, copyright and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to protect rights in our proprietary property.
We have three issued U.S. patents and two U.S. patent applications pending. We also have one pending European patent application. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
We actively pursue registration of our trademarks, logos, service marks and domain names in the United States and in other key jurisdictions. We are the registered holder of a variety of domain names that include the term “Sprout Social” and similar variations. We also own numerous trademarks, trade names, service marks, logos and design marks, including SPROUT SOCIAL and our leaf logo.
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
Data Privacy and Security Laws
In the ordinary course of our business, we may process personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (“CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), and the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”). In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to the business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which becomes effective on January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit a business’s use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CPRA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law.

European data privacy and security laws (including the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area (“EEA”) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.
See the section titled “Risk Factors—Legal and Regulatory Risks” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

Copyright & Trademark

U.S. and international copyright and trademark laws protect the rights of third parties from infringement of their intellectual property. Our customers can use our platform to upload and present a wide variety of content. In general, our customer terms of service state that customers agree not to, nor authorize or permit any third parties to use our products to post, upload, link to, send, distribute, or store any content that is protected by copyright, trademark, or any other proprietary right without first having obtained all rights, permissions, and consents necessary to make such content available on or through our products. As our business expands to other countries, we must respond to regional and country-specific intellectual property considerations, including takedown and cease-and-desist notices in foreign languages, and we must build infrastructure to support these processes. The Digital Millennium Copyright Act, or DMCA, also applies to our business in the United States. This statute provides relief for claims of circumvention of copyright-protected technologies but includes a safe harbor that is intended to reduce the liability of online service providers for listing or linking to third-party websites or hosting content that infringes copyrights of others. The copyright infringement practices that we have implemented for our platform are intended to satisfy the DMCA safe harbor.
Culture and Workforce
As of December 31, 2021, we had a total of 887 full-time employees, including 141 employees located outside the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Our commitment to our employees is to foster a culture that enables every member of the Sprout team to do their best work in the most fulfilling way possible. We strive to honor this commitment by prioritizing employee engagement and development; diversity, equity and inclusion (DEI); and employee benefits and wellness.
Employee Engagement & Development:
•To ensure an active feedback loop, we field employee inclusion and engagement surveys. In 2021, topics included the remote work environment, talent development needs, and our culture of feedback. The feedback we received regarding remote work continues to inform and shape our strategy for our future as a distributed and hybrid work environment as well as our performance-focused culture.

•We have developed programs designed to ensure Sprout is a career accelerator for employees of all backgrounds, including introducing our comprehensive leadership development program known as GOLD (Growth Oriented Leadership Development). GOLD consists of three targeted programs. Ignite focuses on new leaders including those new to the role of leadership itself or to leadership at Sprout. Evolve is tailored towards experienced managers and directors, and Amplify (launching in 2022) is designed for our most senior leaders including members of our executive team. In addition, our Grow@ digital and on-demand platform provides education and development opportunities through internal programs and third party vendors.
Diversity, Equity and Inclusion:
•In August 2021, we released our second demographic report to provide transparency into where we stand, where we’ve progressed and where we need to improve in the areas of DEI. We intend to continue to report our progress against the initiatives identified on an ongoing basis.
•We focused our sourcing efforts on underrepresented backgrounds and held our Recruitment Team accountable to prospecting diverse talent.
•To ensure our employees support and help drive our DEI efforts, all new hires participate in unconscious bias training as part of their onboarding.
•We encourage our employees to attend our monthly, employee-led DEI Guild meetings to discuss relevant topics such as centering marginalized voices within the queer community, ableism, and elevating women in the workplace. We avoid scheduling any other meetings during this time so employees can prioritize DEI education.
•Our Community Resource Groups (CRGs), such as Black@, LGBTQ@, Women@, and Accessibility (A11y), provide space for team members to connect with those who share a common identity. CRGs are centered around common identities and life experiences. These volunteer-led groups work to serve the unique needs of their community members and foster a sense of belonging through connection, support and empathy. Each group works with an executive sponsor and presents their strategic plans to our Executive Team. In 2021, we added two new CRGs, Veterans@ and Interfaith@, bringing the total number of CRGs to ten.
•Our Always Be Growing Enrichment Program is a leadership-sponsored program focused on investing additional instruction, education, and support to our Black, Indigenous, and People of Color employees who are individual contributors.
•We partner with community organizations like re:work to improve hiring, retention and promotion of underrepresented talent.
•We actively recruit from Historically Black Colleges and Universities, and Hispanic Serving Institutions, including partnering with student organizations that serve traditionally underrepresented groups in tech. In 2021, we partnered with the United Negro College Fund (UNCF) to create a scholarship program for Black/African American software engineering students.
Compensation, Benefits, and Employee Wellness:
To recruit and retain the best talent in the marketplace, we routinely refresh our total rewards program:
•In addition to competitive salaries, stock-based compensation awards, and flexible healthcare and insurance benefits, we offer the following programs, which vary by country/region: paid time off, family leave, flexible work schedules and 401(k) matching.

•As part of our progression towards a true hybrid work environment, we reopened our offices in 2021 on a voluntary basis to provide options to those who prefer or need an office based setting. Numerous safety protocols were implemented to create a safe environment for those wishing to work within our office spaces. We continue to provide a stipend to all new employees to ensure an optimal home setup. In addition to providing employees tools through platforms like Modern Health and our Employee Assistance Program, in October 2021, our DEI Guild meeting topic was “Work Reset: Redefining our Work Environment” providing employees the opportunity to hear from a best-selling author and psychotherapist on building resilience and combating burnout.
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
Risk Factors Summary
Risks Related to our Business Model and Other Operations Risks
•If we fail to attract new customers and retain and increase the spending of existing customers, our revenue, business, results of operations, financial condition and growth prospects would be harmed.
•We have a history of losses and may not achieve profitability in the future.
•Our rapid growth and limited history with key features of our platform make it difficult to evaluate our prospects and future operating results.
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
•If we are unable to attract potential customers through unpaid channels, convert this traffic to free trials or convert free trials to paid subscriptions, our business and results of operations may be adversely affected.
•If we fail to adapt and respond effectively to rapidly changing technology, new social media platforms, evolving industry standards or changing customer needs, requirements, tastes or preferences, our products may become less competitive.
•The effects and duration of the ongoing COVID-19 pandemic are unpredictable and may materially affect our customers and how we operate our business, and the duration and extent to which the pandemic continues (including any re-emergence of COVID-19) to threaten our future results of operations and overall financial performance remains uncertain.
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
Market and Competition Risk

•The market in which we operate is competitive, and if we do not compete effectively, our operating results could be harmed.
•Our business depends on a strong brand, and if we are not able to maintain, develop, and enhance our brand, our business and operating results may be negatively impacted. Moreover, our brand and reputation could be harmed if we were to experience significant negative publicity.
•Our estimates of market opportunity, forecasts of market growth and our operating metrics may prove to be inaccurate.
Legal and Regulatory Risks
•Changes in laws and regulations related to the internet, perceptions toward the use of social media and changes in internet infrastructure itself may diminish the demand for our platform or products and could adversely affect our business and results of operations.
•We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
Risks Related to Ownership of Our Class A Common Stock
•Our share price has been and may continue to be volatile, and you could lose all or part of your investment.
•The dual class structure of our common stock and the existing ownership of capital stock by our Co-Founders have the effect of concentrating voting control with our Co-Founders for the foreseeable future, which will limit the ability of our other investors to influence corporate matters.
Risks Related to Tax and Accounting Matters
•Failure to maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.
•Taxing authorities may successfully assert that we should have collected or withheld, or in the future should collect or withhold, sales and use, gross receipts, value-added, federal, state, or foreign employment, or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.
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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $28.7 million, $31.7 million and $46.8 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $175.7 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. For example, we have incurred and continue to incur significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control.
Our rapid growth and limited history with key features of our platform make it difficult to evaluate our prospects and future operating results.
We were incorporated in 2010 and we introduced our first solution in 2011. Since then, our business has grown rapidly and evolved significantly. Many of the key features of our platform and products have only launched in the past few years. As a result of the rapid growth and evolution of our business, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. As such, any predictions about our future revenue and expenses may not be as accurate as they could be if we had a longer operating history with our current platform or products or operated in a more predictable market. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have experienced rapid revenue growth in recent periods and our recent growth rates may not be indicative of our future growth.
We have experienced rapid revenue growth in recent years. In 2021, our revenue was $187.9 million, an increase of 41% as compared to our revenue of $132.9 million in 2020, which was an increase of 29% as compared to our revenue of $102.7 million in 2019. Although we have experienced rapid revenue growth in recent years, we may not continue to grow as rapidly in the future and our revenue growth rates may decline. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile or decline, and we may not achieve or maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
Our platform and products are dependent on APIs built and owned by third parties, including social media networks, and if we lose access to data provided by such APIs or the terms and conditions on which we obtain such access become less favorable, our business could suffer.
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
To date, we have not relied on negotiated agreements to govern our relationships with most data providers and, in general, we rely on publicly available APIs. As a result, in many cases, we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation and fees of such integrations, and which are subject to change by such providers from time to time. In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to APIs and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination, we would be able to maintain our platform’s current level of functionality in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations.
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
If we are unable to attract potential customers through unpaid channels, convert this traffic to free trials or convert free trials to paid subscriptions, our business and results of operations may be adversely affected.
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
Social media and the software industry are each subject to rapid technological change, evolving industry standards and practices and changing customer and user needs, requirements, tastes and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we are unable to develop and sell new products that satisfy our customers and provide enhancements and new features for our existing platform and products that keep pace with the rapid change in social media and the software industry, our revenue and operating results could be adversely affected. Our platform must also integrate with a variety of network, hardware, browser, mobile and software platforms, and technologies, and we must continuously modify and enhance our products to adapt to changes and innovation in these technologies. If new technologies emerge or our competitors are able to deliver solutions at lower prices or more efficiently, conveniently or securely, such technologies or solutions could adversely affect our ability to compete.
The social media industry has experienced and is likely to continue to experience rapid change due to the evolving trends, tastes and preferences of users. If consumers widely adopt new social media networks and other third-party platforms or our customers’ use cases require new integrations with third-party platforms, we may need to develop integrations and functionality related to these new networks and platforms. This development effort may require significant research and development and sales and marketing resources, as well as licensing fees, all of which could adversely affect our business and operating results. In addition, new social media networks and other third-party platforms may not provide us with sufficient access to data from their platforms, preventing us from building effective integrations with our platform and products. Changing consumer tastes may also render our current integrations or functionality obsolete and the financial terms, if any, under which we obtain such integrations or functionality unfavorable. Any failure of our products to operate effectively with the social media networks and other third-party platforms used most frequently by consumers or customers could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.

The effects and duration of the ongoing COVID-19 pandemic are unpredictable and may materially affect our customers and how we operate our business, and the duration and extent to which the pandemic continues (including any re-emergence of COVID-19) to threaten our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus disease (“COVID-19”) was identified. On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. The ongoing pandemic, including the resurgence of cases relating to the spread of the Delta and Omicron variants, has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide and has caused significant volatility in U.S. and international debt and equity markets. The COVID-19 pandemic continues to evolve and measures remain in place to varying degrees as the rate and pace of recovery from COVID-19 has differed and continues to differ by geography and industry. If we are unable to effectively predict and manage the impact of the COVID-19 pandemic on our business, our results of operations and financial condition may be negatively impacted.
Examples of how COVID-19 may impact our business, results of operations and Class A common stock price include, but are not limited to:
•COVID-19 may cause companies to decrease marketing and social media spending, or pause such spending altogether, making it more difficult for us to acquire new customers, as well as retain and upsell existing customers.
•Customers may be less likely to pay us on time or at all. Customers under economic stress from COVID-19 may be less willing or may be unable to pay our invoices as they become due. This could, in turn, cause a decrease in our revenue, an increase in our accounts receivable and the aging of our accounts receivable.
•COVID-19 and related government responses to address the COVID-19 pandemic may cause sudden and extreme changes in our Class A common stock price. Since COVID-19 was first reported, the volatility of U.S. equity markets increased to historic levels.

If we do not adequately fund our research and development efforts, or use research and development teams effectively, we may not be able to compete effectively, and our business and operating results may be harmed.
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
Our customers rely on our customer support organization to respond to inquiries and resolve issues related to their use of our platform quickly and effectively. Our customer support relies on third-party technology platforms, which may become unavailable or otherwise prevent our customers and customer support team from interacting on a timely basis. Our response times to customers and prospects may be impacted for reasons outside our control, such as changes to social media networks and other third-party APIs, which may interrupt aspects of our service to our customers. From time to time, we experience spikes in the number of customer support tickets that we receive, which may result in an increase in customer requests and significant delays in responding to our customers’ requests. Increased customer demand for our support services, without corresponding revenue increases, could increase our costs and harm our operating results. As we continue to grow our operations and support our global user base, we need to continue to provide efficient and high-quality support that meets our customers’ needs globally at scale. Our sales process is highly dependent on the ease of use of our platform and products, our business reputation and positive recommendations from our existing customers. Any failure to maintain a high-quality customer support organization, or a market perception that we do not maintain such levels of support, could harm our reputation, our ability to sell to existing and prospective customers and our business.
Our international sales and operations subject us to additional risks and costs, including exposure to foreign currency exchange rate fluctuations, that can adversely affect our business, operating results and financial condition.
For each of the years ended December 31, 2021, 2020 and 2019, we derived 28%, 29% and 29%, respectively, of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy. However, there are a variety of risks and costs associated with our international sales and operations, which include making investments prior to the proven adoption of our products, the cost of conducting our business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our platform and products will be accepted in international markets by potential customers. We believe our ability to attract new customers to subscribe to our platform or to attract existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S.

customers due to our limited international sales force capacity, we may be unable to grow in international markets effectively.
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
We have established relationships with certain channel partners, including resellers and referral partners, to distribute our platform. We believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with our existing and potential channel partners that can drive substantial revenue and provide additional value-added services to our customers. We expect channel partners to become increasingly important as we expand within the United States and internationally. Although a small portion of our revenue is currently derived from our channel partners, loss of or reduction in sales through these third parties could reduce our revenue. Our competitors may, in some cases, be more effective than we are in utilizing channel partners to increase sales of their products and services. Recruiting and retaining qualified resellers in our network and training them in our technology and product offerings requires significant time and resources. If we fail to maintain relationships with our resellers, fail to develop relationships with new resellers in new markets or expand the number of resellers in existing markets or fail to manage, train or provide appropriate incentives to our existing resellers, our ability to increase the number of new customers and increase sales to existing customers could be adversely impacted, which would harm our business. In addition, if resellers do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be harmed.
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
We have incurred and expect to continue to incur significantly increased costs and substantial demands on management time to operate as a public company.
As a public company, we have incurred and expect to continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market on which our Class A common stock is traded and other applicable securities rules and regulations. Furthermore, we no longer qualify as an emerging growth company and, as a result, are subject to additional reporting requirements and standards and accelerated filing deadlines for our periodic reports. For example, we have incurred and continue to incur significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We also became subject to enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and requirements to hold a nonbinding advisory vote on executive compensation. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. In addition, our management and other personnel devote substantial time to our public company requirements, which diverts attention from operational and other business matters. We have and will continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs.

Risks Related to the Use of Technology
Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively affect our business.
Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, our customers’ consumers or other social media audiences, the third-party technology platforms of other parties and our employees. A malicious cybersecurity-related attack, intrusion or disruption by either an internal or external source or other breach of the systems on which our platform and products operate, and on which our employees conduct business, could lead to unauthorized access to, use of, loss of or unauthorized disclosure of sensitive and confidential information, disruption of our services, and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair sales and harm our business. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse, and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We also cannot be certain that we will be able to prevent vulnerabilities in our software or quickly address vulnerabilities that we may become aware of in the future. Further, as we rely on third-party cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of data and information. Any cybersecurity event, including any vulnerability in our software, cyberattack, intrusion or disruption, could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, and a decrease in customer and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident.
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
The substantial majority of the services we use from AWS are for cloud-based server capacity and, to a lesser extent, storage and certain other proprietary offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple availability zones and regions. We access AWS infrastructure through standard intellectual property, or IP, connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. If any of the AWS data centers become unavailable to us without sufficient advance notice, we would likely experience delays in delivering our platform and products until we could migrate to an alternate data center provider. Our disaster recovery program contemplates transitioning our platform and products to our backup data centers or regions in the event of a catastrophe, but we have not yet fully tested the procedure, and our platform and products may be unavailable, in whole or in part, during any transition procedure. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses (including research and development expenses) in arranging alternative cloud infrastructure services.
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
Market and Competition Risk
The market in which we operate is competitive, and if we do not compete effectively, our operating results could be harmed.
The market for our social media management platform is fragmented, rapidly evolving, and competitive. In addition to competing with comprehensive social media management platforms with diverse capabilities, we compete with point solutions for sentiment monitoring, compliance, social listening, content management and distribution, employee advocacy, relationship management and social commerce, among others, as well as native use of individual social media networks. To remain competitive, we must deliver features and functionality that enhance the utility of our platform to our new and prospective customers, without the presence of software defects, adapt to changing functionality and APIs of the social media networks and other third party platforms, maintain and develop integrations with third parties that provide value to our customers, ensure our platform and products are easy to use and deliver value to our customers, provide a superior customer success and support experience and demonstrate value to our current and prospective customers across multiple functions within their organizations. We may not be successful in delivering on some or all of the foregoing or doing so while maintaining competitive pricing of our platform and products, which could result in customer dissatisfaction and adversely affect our business.
Many of our current and future competitors may benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services, larger sales and marketing or research and development budgets, more established relationships with social media networks and different or a greater number of third-party integrations. In addition, some of our competitors may make acquisitions or enter into strategic relationships to offer a broader range of products and services than we do. These combinations may make it more difficult for us to compete effectively. We expect this to continue as competitors attempt to strengthen or maintain their market positions.
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
Our business depends on a strong brand, and if we are not able to maintain, develop, and enhance our brand, our business and operating results may be negatively impacted. Moreover, our brand and reputation could be harmed if we were to experience significant negative publicity.
We believe that maintaining, developing, and enhancing our brand is critical to achieving widespread acceptance of our platform and products, attracting new customers, retaining existing customers, persuading existing customers to adopt additional products and use-cases, and hiring and retaining our employees. We believe that the importance of our brand will increase as our awareness and business continue to expand. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts, our thought leadership, our ability to provide a high-quality, reliable and cost-effective platform, the actions of our employees, executives, and board members, the perceived value of our platform and products, and our ability to provide quality customer success and support experience. The promotion of our brand, however, may not directly generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand.
We operate in a public-facing industry in which every aspect of our business is impacted by social media. Negative publicity, whether or not justified, can spread rapidly through social media. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand could be harmed. Moreover, even if we are able to respond in a timely and appropriate manner, we cannot predict how negative publicity may affect our reputation and business. We and our employees also use social media to communicate externally. There is risk that the use of social media by us, our employees, executives, or board members to communicate about our business or other matters may give rise to liability, damage our brand, or result in public exposure of personal information of our employees or customers, each of which could affect our revenue, business, results of operations and financial condition.
Our estimates of market opportunity, forecasts of market growth and our operating metrics may prove to be inaccurate.

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in the markets in which we operate depend on a number of factors, including the cost, performance, and perceived value associated with our platforms and those of our competitors. Even if the markets in which we compete meet the size estimates, our business could fail to grow at similar rates. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth. For more information regarding the estimates of market opportunity and the forecasts of market growth, see “Business—Our Industry”.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we process personal data, including proprietary and confidential business data, intellectual property, and other third-party data. For example, we process personal data about our customers’ consumers and other social media users that interact with our customers’ social media pages. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. While we contractually prohibit our customers from using our platform to process, store, or collect sensitive information (such as personal health information or credit card information), our customers may breach these use prohibitions without our knowledge. Such breach may cause us to inadvertently violate laws, rules, or regulations regarding the use and protection of personal information, which in turn may adversely impact our business.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents with certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance of up to $7,500 per violation. In addition, the CPRA, which becomes effective on January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states, like Virginia and Colorado, have also enacted or proposed data privacy laws that may differ from the CPRA. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to obligations under applicable regulatory frameworks, and the number of individuals or entities that could initiate actions against us may increase, in addition to further complicating our compliance efforts.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the equivalent law in the UK GDPR impose strict requirements for processing the personal data of individuals. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Similar processing penalties and fines exist under the UK GDPR, and the uncertainty of data protection laws in the UK following Brexit has increased the complexity of our compliance efforts. Further, individuals may initiate litigation related to our processing of their personal data. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations.

The LGPD broadly regulates processing of personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) may apply to our operations. We may also process personal data about our customers’ consumers in Asia and therefore, may become subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR, UK GDPR, and laws in Switzerland generally restrict the transfer of personal data to countries such as the United States that these jurisdictions consider to not provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. Similar restrictions and transfer mechanisms exist under the UK GDPR.
In addition to European restrictions on cross-border transfers of personal data, other jurisdictions, such as China’s Personal Information Protection Law and Brazil’s LGPD, have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business in foreign jurisdictions. If we cannot implement valid compliance mechanisms for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to European and other data privacy and security laws; or require us to increase our personal data processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparation for and compliance with these obligations require us to devote significant resources (including, without limitation, financial and time-related resources). For example, the increased consumer control over the sharing of their personal data afforded by the CCPA may affect our customers’ ability to share such personal data with us or may require us to delete or remove consumer information from our records or data sets, which may result in considerable costs for our organization. Further, these obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. For example, social media networks (which are integral third-party services to our platform) are under heightened scrutiny from international regulators as well as individuals seeking to bring claims for alleged non-compliance. If the interpretation or application of data privacy or security laws or regulations adversely impact social media networks, this may prevent our customers in jurisdictions with strict privacy laws (such as the EEA) from using our platform and therefore, may require us to fundamentally change our data handling or business practices as it relates to such social media networks. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party that processes personal data on our behalf to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others.
If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our platform and services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse consequences.
In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary and confidential data, including personal data and intellectual property. We may rely upon third party service providers and technologies to operate critical business systems to process confidential and personal data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may inadvertently share or receive sensitive data with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect.
We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our platform) or the third-party information technology systems that support us and our services.
The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems (including our platform) could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

We may expend significant resources or modify our business activities in an effort to further protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures to protect our information technology systems, including our platform, and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2021, our outstanding Class B common stock represented approximately 64.4% of the voting power of our outstanding capital stock. In addition, as a result of our dual class stock, the holders of Class B common stock, our Co-Founders, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders will control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, sale of assets or other major corporate transaction for the foreseeable future. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. This control may adversely affect the market price of our Class A common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2021, we had 45,844,325 shares of Class A common stock outstanding and 8,309,446 shares of Class B common stock outstanding.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, equity incentive plan awards or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
We have never paid dividends on our capital stock and we do not intend to pay dividends for the foreseeable future.
We have never declared or paid any dividends on our Class A common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation and growth of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. Furthermore, any debt agreement we may enter into may contain negative covenants that limit our ability to pay dividends.

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
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

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
Taxing authorities may successfully assert that we should have collected or withheld, or in the future should collect or withhold, sales and use, gross receipts, value added, federal, state, or foreign employment, or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.
The application of indirect taxes, such as sales and use, value-added, goods and services, business, gross receipts taxes, and employment taxes to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet or remote work. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and, as a result, amounts recorded are estimates and are subject to adjustments. Additionally, we often rely on third-party technology and consulting firms for tax advice and compliance tools, both of which could fail to work as intended.
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
A successful assertion by one or more tax authorities requiring us to collect indirect taxes in jurisdictions in which we do not currently do so, to collect additional indirect taxes in a jurisdiction in which we currently collect such taxes, or to withhold additional employment taxes, could, among other things, result in substantial tax liabilities (including taxes on past sales, as well as penalties and interest), create significant administrative burdens for us, discourage users from utilizing our products or otherwise harm our business, financial condition and results of operations.

We recognize subscription revenue ratably over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription revenue from customers ratably over the terms of their contracts, which can range from monthly to one-year or multi-year arrangements. As a result, a substantial portion of the subscription revenue we report in each period is derived from the recognition of deferred revenue relating to subscriptions entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our results of operations for such period. However, the cumulative impact of such declines could negatively impact our business and results of operations in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We also may be unable to adjust our cost structure to reflect the changes in revenue, resulting in lower margins and earnings. In addition, our subscription-based model also makes it difficult to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.
Our ability to utilize our net operating loss carryforwards may be limited.
As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $52.2 million and $9.0 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.
Risks Related to Intellectual Property Matters
Inability or failure to protect our intellectual property rights could impair our business.
Our success and ability to compete depend in part upon our intellectual property. We attempt to protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. However, the steps we take to protect our intellectual property rights may be inadequate. Additionally, because of the differences in foreign intellectual property laws, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Furthermore, it is not always possible to predict where our business will expand to adequately secure our intellectual property rights or obtain protection in countries where we do not currently do business. The inability or failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.
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
We rely on our intellectual property to distinguish our products, services, inventions and works of authorship, including software, from those of our competitors and to create competitive advantages in the marketplace. We have applied for and registered much of this intellectual property in the United States and also applied for trademark protection in certain foreign countries. We cannot assure you that our intellectual property applications will be approved. Additionally, although we rely on copyright laws to protect our works of authorship, including our software, we do not apply to register the copyrights in any of our works.
We also rely on unpatented proprietary technology that is only protected to the extent that it is kept secret from and not independently developed by others. To protect our trade secrets and other proprietary technology and information, we have entered into confidentiality agreements with most of our employees and consultants. We cannot assure you that these agreements will provide meaningful protection against unauthorized use, misappropriation or unlawful disclosure of such trade secrets, know-

how or other proprietary technology information. If we are unable to maintain the proprietary nature of our technologies and information, our business, financial condition and results of operations could be harmed.
Third party intellectual property infringement claims could impair our business.
From time to time, our competitors or other third parties may claim, and it may be found, that we are infringing upon or otherwise violating their intellectual property rights, which we may not be aware of prior to such claims. Third parties have and may in the future challenge, attempt to invalidate or attempt to circumvent our intellectual property rights or applications, or may use and register similar intellectual properties in the US and in other jurisdictions. We cannot assure you that our intellectual property may be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.
Any claims of intellectual property infringement or other intellectual property violations or challenges, even those without merit, could be expensive and time consuming to defend. Any licensing agreements to use any third party’s intellectual property, if required, may not be available to us on acceptable terms. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly settlement agreements, or prevent us from offering our platform or products in their present form or at all, or under their current trademarks, any of which could have a negative impact on our results of operations and financial condition and harm our future prospects.
We may also be obligated to indemnify our customers or business partners in connection with any such litigation or refund subscription fees, which could further exhaust our resources. Disruptions to our platform or products from such claims could adversely affect our customer satisfaction and ability to attract customers. In the event that our intellectual property is successfully challenged, we could be forced to amend, revise or rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.
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
We believe that a critical component of our success has been our company culture and values. We have invested substantial time and resources in building our team and we believe our strong employer brand has been instrumental in our ability to attract and retain highly qualified personnel. Competition for executives, software developers, product managers, sales personnel and other key personnel in the software industry is intense. We have experienced and may in the future experience difficulty attracting and retaining qualified candidates to fill open positions. Many of the companies with which we compete for talent have greater resources than we have and may offer greater compensation packages. To remain competitive, we must also retain and motivate existing employees through compensation practices, career development opportunities and our company culture and values. As we continue to grow, including expanding our presence domestically and internationally, and to allow our employees to work remotely, we will need to maintain our company culture and values among a larger number of employees dispersed in various geographic regions. Any failure to preserve the company culture and values we have created could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Our recent growth and any future growth in headcount may be difficult to manage effectively.
We have recently experienced, and anticipate that we will continue to experience, a period of rapid growth in our operations and headcount. Our growth has placed, and future growth will place, a significant strain on our management, technical, administrative, operational and finance, tax, and accounting infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our management, technical, administrative, operational, finance, tax, and accounting controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in effectively scaling our platform or products, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, regulatory and legal action, or other difficulties. Any of these difficulties could adversely affect our revenue, business, results of operations and financial condition.
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
There are risks associated with potential future indebtedness that may adversely affect our financial condition and future financing agreements may contain restrictive operating and financial covenants that could limit our operating flexibility.
Our loan and security agreement with SVB expired by its terms on January 31, 2022. We may incur additional indebtedness in the future and/or enter into new financing arrangements. Future financing agreements may contain restrictive operating and financial covenants that could limit our operating flexibility, including covenants that limit our ability to incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, add new offices or business locations, make certain investments, pay dividends, transfer or dispose of certain assets, liquidate or dissolve, amend certain material agreements and enter into various specified transactions. Our ability to remain in compliance with the covenants under any future debt instruments, and to pay fees, interest and principal on our indebtedness will depend on, among other things, our operating performance and market conditions. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on future indebtedness and meet our other business obligations.

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
Holders of Record
As of February 22, 2022, we had 9 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds from Initial Public Offering of Class A Common Stock
On December 17, 2019, we closed our IPO at a price to the public of $17.00 per share. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (Registration No. 333-234316), which was declared effective on December 12, 2019.
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

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, including the potential impact of the COVID-19 pandemic on our business. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report.
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. We have made it increasingly easy to standardize on Sprout Social as the centralized system of record for social and to help customers maximize the value of this mission critical channel. Currently, more than 31,000 customers across more than 100 countries rely on our platform.
Introduced in 2011, our cloud software brings together social messaging, data and workflows in a unified system of record, intelligence and action. Operating across major networks, including Twitter, Facebook, Instagram, Pinterest, LinkedIn, Google, Reddit, Glassdoor and YouTube, and commerce platforms Facebook Shops and Shopify, we provide organizations with a centralized platform to manage their social media efforts across stakeholders and business functions. Virtually every aspect of business has been impacted by social media, from marketing, sales, commerce and public relations to customer service, product and strategy, creating a need for an entirely new category of software. We offer our customers a centralized, secure and powerful platform to manage this broad, complex channel effectively across their organization.
Since our founding, we have achieved several key milestones:
•2010 — Founded Company, launched V1 beta and Lightbank became an investor;
•2011 — Launched our Sprout platform, surpassed 1,000 customers and entities affiliated with NEA became investors;
•2015/16 — Surpassed 15,000 customers, surpassed 250 employees and Goldman Sachs became an investor;
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
•2019 — Completed our IPO resulting in $134.3 million of net proceeds (excluding $10.0 million of additional net proceeds from the underwriters’ exercise of their over-allotment option in January 2020), surpassed $100 million in ARR and awarded one of Glassdoor’s “Top CEOs, companies under 1,000 employees, 2019”;
•2020 — Completed our follow-on offering resulting in $42.1 million in net proceeds, awarded one of Glassdoor’s “Best Place to Work” in 2020, recognized as one of Fortune’s 100 Best

Small and Medium Workplaces, one of Fortune’s 25 Best Small and Medium Workplaces for Women, and selected as a recipient of the 2020 Tech Cares Award from TrustRadius, awarded to tech companies that went above and beyond to support their clients and communities during the COVID-19 Pandemic; and
•2021 — Surpassed 31,000 customers and $220 million in ARR, awarded one of Glassdoor’s “Best Place to Work” in 2022, ranked #3 on Battery Venture’s 25 Highest Rated Public Cloud Computing Companies to Work For, added a new level of transparency to its Environmental, Social and Governance (ESG) commitments, announced a first-of-its kind social commerce solution, and recognized by G2 as one of the 2021 Best Software Companies.
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
We generated revenue of $187.9 million, $132.9 million and $102.7 million during the years ended December 31, 2021, 2020, and 2019, respectively, representing growth of 41% in 2021 and 29% in 2020. In 2021, software subscriptions contributed 99% of our revenue. We generated net losses of $28.7 million, $31.7 million, and $46.8 million during the years ended December 31, 2021, 2020, and 2019, respectively. Our net losses include stock-based compensation expense of $21.7 million, $11.1 million and $25.3 million in the years ended December 31, 2021, 2020, and 2019, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
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
Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, our operational and financial performance were not materially impacted by COVID-19 during the years ended December 31, 2021 and 2020. Our IPO in December 2019 and sale of over-allotment shares to the underwriters in January 2020 resulted in total net proceeds of $144.3 million, which strengthened our liquidity position prior to the pandemic. The $42.1 million in net proceeds from our equity follow-on offering in August 2020 further strengthened our liquidity position.
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
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 31,000 customers. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new ARR for the year divided by one minus the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of 2021 and 2020, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them. This calculation assumes the actual subscription renewal rate for the period will remain consistent in future years. While we believe this assumption is reasonable based on our historic data and experience, subscription renewal rates may vary year-to-year, and the lifetime value of our customers may decline or fluctuate between periods. Moreover, our sales and marketing expense reflects the amortization of sales commissions, which are deferred and amortized over a three-year period in accordance with GAAP. If all sales commissions incurred in the year were expensed and not amortized, the result would not have a material impact on the lifetime value of our customers. See “—Key Business Metrics—ARR” for more information on how we define and calculate ARR.
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
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, because we believe this metric reflects our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net retention rate for the years ended December 31, 2021 and 2020 was 112% and 110%, respectively. Our dollar-based net retention rate excluding our SMB customers for the years ended December 31, 2021 and 2020 was 118% and 117%, respectively.
We calculate dollar-based net retention rate by dividing the ARR from our customers as of December 31st in the reported year by the ARR from those same customers as of December 31st in the previous year. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes ARR from new customers. See “—Key Business Metrics—ARR” for more information on how we define and calculate ARR.
Sustaining product and technology innovation
Our success is dependent on our ability to sustain product and technology innovation and maintain the competitive advantage of our proprietary technology. We continue to invest resources to enhance the capabilities of our platform by introducing new products, features and functionality of existing products.
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the year ended December 31, 2021 was approximately 28% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia and the Philippines to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of December 31,
	2021	2020
Number of customers	31,762	26,718

ARR
We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period. We believe ARR is an indicator of the scale of our entire platform while mitigating fluctuations due to seasonality and contract term.

	As of December 31,
	2021	2020
	(in thousands)
ARR	$224,158	$158,268

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

	As of December 31,
	2021	2020
Number of customers contributing more than $10,000 in ARR	4,917	3,149

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

	As of December 31,
	2021	2020
Number of customers contributing more than $50,000 in ARR	610	319

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

Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expense related to our line of credit and is offset by interest income earned on our cash and investment balances.
Other (Expense) Income, Net
Other (expense) income, net consists of sublease rental income from our Seattle, Washington and San Francisco, California offices, and foreign currency transaction gains and losses.
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

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Revenue
Subscription	$185,726	$131,804	$102,243
Professional services and other	2,133	1,145	464
Total revenue	187,859	132,949	102,707
Cost of revenue(1)
Subscription	45,791	34,196	27,862
Professional services and other	997	721	292
Total cost of revenue	46,788	34,917	28,154
Gross profit	141,071	98,032	74,553
Operating expenses
Research and development(1)	40,049	30,491	28,059
Sales and marketing(1)	84,182	59,137	55,584
General and administrative(1)	44,929	40,406	38,178
Total operating expenses	169,160	130,034	121,821
Loss from operations	(28,089)	(32,002)	(47,268)
Interest expense	(300)	(366)	(270)
Interest income	259	617	307
Other (expense) income, net	(361)	223	490
Loss before income taxes	(28,491)	(31,528)	(46,741)
Income tax expense	211	127	66
Net loss and comprehensive loss	$(28,702)	$(31,655)	$(46,807)

_______________
(1)Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Cost of revenue	$1,062	$749	$1,126
Research and development	4,039	1,935	2,290
Sales and marketing	10,636	2,464	8,697
General and administrative	5,993	5,931	13,220
Total stock-based compensation	$21,730	$11,079	$25,333

	Years Ended December 31,
	2021	2020	2019

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	100%
Professional services and other	1%	1%	—%
Total revenue	100%	100%	100%
Cost of revenue
Subscription	24%	26%	27%
Professional services and other	1%	—%	—%
Total cost of revenue	25%	26%	27%
Gross profit	75%	74%	73%
Operating expenses
Research and development	21%	23%	27%
Sales and marketing	45%	45%	54%
General and administrative	24%	30%	37%
Total operating expenses	90%	98%	118%
Loss from operations	(15)%	(24)%	(45)%
Interest expense	—%	—%	—%
Interest income	—%	—%	—%
Other (expense) income, net	—%	—%	—%
Loss before income taxes	(15)%	(24)%	(45)%
Income tax expense	—%	—%	—%
Net loss and comprehensive loss	(15)%	(24)%	(45)%
Note: Certain amounts may not sum due to rounding

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue

	Years Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$185,726	$131,804	$53,922	41%
Professional services and other	2,133	1,145	988	86%
Total revenue	$187,859	$132,949	$54,910	41%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 26,718 as of December 31, 2020 to 31,762 as of December 31, 2021. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$45,791	$34,196	$11,595	34%
Professional services and other	997	721	276	38%
Total cost of revenue	46,788	34,917	11,871	34%
Gross profit	$141,071	$98,032	$43,039	44%
Gross margin
Total gross margin	75%	74%

The increase in cost of subscription revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following:

Change
(in thousands)
Data provider fees	$9,630
Personnel costs	2,191
Stock-based compensation expense	313
Other	(539)
Subscription cost of revenue	$11,595
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 10% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was due to the increased headcount.
Operating Expenses
Research and Development

	Years Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$40,049	$30,491	$9,558	31%
Percentage of total revenue	21%	23%

The increase in research and development expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$7,269
Stock-based compensation expense	2,104
Other	185
Research and development	$9,558
Personnel costs increased as a result of increased headcount to grow our research and development teams to drive our technology innovation through the development of new products and features. Since prior year, we have increased headcount within our engineering team by 28%. The increase in stock-based compensation expense was due to the increased headcount.

Sales and Marketing

	Years Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$84,182	$59,137	$25,045	42%
Percentage of total revenue	45%	45%
The increase in sales and marketing expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$14,134
Stock-based compensation expense	8,172
Advertising	1,371
Other	1,368
Sales and marketing	$25,045
Personnel costs increased primarily as a result of an 18% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was due to the increased headcount and awards granted to our President. The increase in other was driven by an increase in general marketing costs.
General and Administrative

	Years Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$44,929	$40,406	$4,523	11%
Percentage of total revenue	24%	30%

The increase in general and administrative expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following:

Change
(in thousands)
Personnel costs	$4,386
Charitable contributions	288
Credit losses on accounts receivable	(1,390)
Other	1,239
General and administrative	$4,523

Personnel costs increased primarily as a result of a 33% increase in headcount as we continue to grow our business and operate as a publicly traded company. Credit losses on accounts receivable decreased due to improved collections in 2021 and a reserve taken in the prior year related to the potential impact of COVID-19 on our customers’ ability to pay. The increase in other was driven by various expenses related to overhead and operating as a publicly traded company.
Interest Income (Expense), Net

	Years Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income (expense), net	$(41)	$251	$(292)	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The decrease in interest income (expense), net was primarily driven by higher interest rates earned in the prior year on cash deposits related to our IPO proceeds.
Other (Expense) Income, Net

	Years Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other (expense) income, net	$(361)	$223	$(584)	n/m
Percentage of total revenue	—%	—%
The decrease in other (expense) income, net is due to sublease rental income as our Seattle, Washington office lease expired in July 2020 as well as foreign exchange transaction losses.
Income Tax Expense

	Years Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Income tax expense	$211	$127	$84	66%
Percentage of total revenue	—%	—%

The increase in income tax expense is due to higher earnings in foreign jurisdictions.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue

	Years Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$131,804	$102,243	$29,561	29%
Professional services and other	1,145	464	681	147%
Total revenue	$132,949	$102,707	$30,242	29%
Percentage of Total Revenue
Subscription	99%	100%
Professional services and other	1%	—%
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
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 12% increase in headcount as we continued to grow our customer support and customer success teams to support our customer growth. The decrease in stock-based compensation was due to the higher expense in 2019 related to employee restricted stock units (“RSUs”) vesting upon the completion of our IPO on December 17, 2019.
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
Personnel costs increased as a result of increased headcount to grow our research and development teams to drive our technology innovation through the development of new products and features. Year over year, we have increased headcount within our engineering team by 9%. The decrease in stock-based compensation was due to the higher expense in 2019 related to employee RSUs vesting upon the completion of our IPO on December 17, 2019.
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
Personnel costs increased primarily as a result of a 25% increase in headcount as we continued to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The decrease in stock-based compensation was due to higher expense in 2019 related to employee RSUs vesting upon the completion of our IPO on December 17, 2019.
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
Personnel costs increased primarily as a result of an 18% increase in headcount as we continued to grow our business and operate as a public company. Accounting and legal fees increased due to operating as a public company and costs incurred in connection with the follow-on equity offering. The decrease in stock-based compensation was due to higher expense in 2019 related to a restricted stock award and RSU grants to our Chairman and Chief Executive Officer that immediately vested in June and December 2019, respectively, as well as expense related to employee RSUs vesting upon the completion of our IPO on December 17, 2019. The increase in other was primarily driven by an increase of $0.3 million in consulting fees, an increase of $0.3 million in charitable contributions, and other expenses related to overhead and operating as a public company.
Interest Income (Expense), Net

	Years Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income (expense), net	$251	$37	$214	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in net interest income was primarily driven by interest earned on cash deposits and marketable securities related to the proceeds of our IPO and follow-on equity offering.

Other (Expense) Income, Net

	Years Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other (expense) income, net	$223	$490	$(267)	(54)%
Percentage of total revenue	—%	—%
The decrease in other (expense) income, net is due to sublease rental income declining as the San Francisco office lease expired in June 2019.
Income Tax Expense

	Years Ended December 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Income tax expense	$127	$66	$61	92%
Percentage of total revenue	—%	—%
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

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands, except per share data)
Non-GAAP gross profit	$142,133	$98,781	$75,679
Non-GAAP operating loss	(6,359)	(20,923)	(21,935)
Non-GAAP net loss	(6,972)	(20,576)	(21,474)
Non-GAAP net loss per share	(0.13)	(0.40)	(1.16)
Free cash flow	$13,891	$(15,367)	$(15,174)

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

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross Profit	$141,071	$98,032	$74,553
Stock-based compensation expense	1,062	749	1,126
Non-GAAP gross profit	$142,133	$98,781	$75,679
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

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Non-GAAP operating loss	(dollars in thousands)
Loss from operations	$(28,089)	$(32,002)	$(47,268)
Stock-based compensation expense	21,730	11,079	25,333
Non-GAAP operating loss	$(6,359)	$(20,923)	$(21,935)
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

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Non-GAAP net loss	(dollars in thousands)
Net loss and comprehensive loss	$(28,702)	$(31,655)	$(46,807)
Stock-based compensation expense	21,730	11,079	25,333
Non-GAAP net loss	$(6,972)	$(20,576)	$(21,474)
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

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Non-GAAP net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.53)	$(0.62)	$(2.54)
Stock-based compensation expense per share	0.40	0.22	1.38
Non-GAAP net loss per share	$(0.13)	$(0.40)	$(1.16)

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

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Free cash flow	(dollars in thousands)
Net cash provided by (used in) operating activities	$14,817	$(11,352)	$(14,414)
Purchases of property and equipment	(926)	(4,015)	(760)
Free cash flow	$13,891	$(15,367)	$(15,174)

Liquidity and Capital Resources
Our liquidity and capital resources were not materially impacted by the COVID-19 pandemic and the governmental responses to address the pandemic and the related economic impact during the years ended December 31, 2021 and 2020. For further discussion regarding the future potential impacts of COVID-19 and the related economic impacts on our liquidity and capital resources, see “Risk Factors—Risks Related to our Business Model and Operations—The effects of the COVID-19 pandemic are unpredictable and may materially affect our customers and how we operate our business, and the duration and extent to which the pandemic continues (including any reemergence of COVID-19) to threaten our future results of operations and overall financial performance remains uncertain.”
As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $107.1 million, marketable securities of $69.8 million, and net accounts receivable of $25.5 million. Historically, we have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and statement of cash flows. However, during the year ended December 31, 2021, we generated positive cash flows from operations. We expect to continue to incur operating losses and may have negative operating cash flows for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term if the COVID-19 pandemic continues to persist for a prolonged period of time. The impact of the COVID-19 pandemic on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
Prior to our IPO in December 2019, we financed our operations primarily through private issuance of equity securities and line of credit borrowings. In our IPO, we received net proceeds of $134.3 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.2 million. See Note 1 of our audited consolidated financial statements for more information regarding these transactions. We subsequently received an additional $10.0 million of net proceeds after deducting underwriting discounts and commissions in January 2020 as a result of the over-allotment option exercise by the underwriters of our IPO. In August 2020, we received $42.1 million of net proceeds from our equity follow-on offering after deducting underwriting discounts and commissions. Our principal uses of cash in recent periods have been to fund operations and invest in capital expenditures.

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
In November 2019, we amended the SVB Credit Facility to increase the Revolver (including the exercise of the Incremental Revolver, as amended) to $40.0 million and amended, among other terms, levels for the minimum adjusted EBITDA and minimum liquidity covenants, the advance rate and the interest rate. The November 2019 amendment includes a “streamline period”, or Streamline Period, concept, which occurs when we maintain, for every consecutive day in the immediately preceding fiscal quarter, the sum of (i) unrestricted cash at SVB plus (ii) unused availability under the Revolver in an amount equal to or greater than $75.0 million (the Streamline Balance). Any Streamline Period terminates on the earlier of the occurrence of an event of default and failure to maintain the Streamline Balance. The minimum adjusted EBITDA and minimum liquidity covenants do not apply during any Streamline Period. As of December 31, 2021, we did not have any outstanding principal balance under the SVB Credit Facility.
In connection with the November 2019 amendment, the Revolver now has a floating interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate, which interest is payable monthly.
The SVB Credit Facility contains customary negative covenants that limit our ability to, or require mandatory prepayment in the event that we, among other things, incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, add new offices or business locations, make certain investments, pay dividends, transfer or dispose of certain assets, liquidate or dissolve and enter into various specified transactions. The SVB Credit Facility also contains affirmative covenants, including certain financial covenants such as minimum adjusted EBITDA and minimum liquidity covenants and financial reporting requirements. With limited exceptions, our obligations under the SVB Credit Facility are secured by all of our property other than intellectual property (which is subject to a negative pledge). As of December 31, 2021, we were in compliance with the covenants in the SVB Credit Facility. The SVB Credit Facility expired by its terms on January 31, 2022.
The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash provided by (used in) operating activities	$14,817	$(11,352)	$(14,414)
Net cash (used in) investing activities	(22,118)	(53,802)	(760)
Net cash (used in) provided by financing activities	(100)	44,359	124,294
Net (decrease) increase in cash and cash equivalents	$(7,401)	$(20,795)	$109,120

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the year ended December 31, 2021, we generated positive cash flows from operations.
Net cash provided by operating activities during the year ended December 31, 2021 was $14.8 million, which resulted from a net loss of $28.7 million adjusted for non-cash charges of $40.2 million and net cash inflow of $3.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $21.7 million of stock-based compensation expense, $4.0 million of depreciation and intangible asset amortization expense, $12.2 million for amortization of deferred contract acquisition costs, which were primarily commissions, $0.6 million for credit losses on accounts receivable and $0.7 million of amortization of right-of-use, or ROU, operating lease assets. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $25.6 million increase in deferred revenue, a $3.5 million decrease in prepaid expenses and an $8.5 million increase in accounts payable and other accrued liabilities. These inflows were offset by a $23.1 million increase in deferred commissions due to the addition of new customers and expansion of the business, an $8.9 million increase in gross accounts receivable and a $2.2 million decrease in operating lease liabilities.
Net cash used in operating activities during the year ended December 31, 2020 was $11.4 million, which resulted from a net loss of $31.7 million adjusted for non-cash charges of $26.7 million and net cash outflow of $6.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $11.1 million of stock-based compensation expense, $4.2 million of depreciation and intangible asset amortization expense, $7.7 million for amortization of deferred contract acquisition costs, which were primarily commissions, $2.0 million for credit losses on accounts receivable and $1.1 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $14.0 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $8.1 million increase in gross accounts receivable, a $4.7 million increase in prepaid expenses and a $0.2 million decrease in operating lease liabilities. These outflows were offset by a $14.0 million increase in deferred revenue and a $6.6 million increase in accounts payable and other accrued liabilities.
Net cash used in operating activities during the year ended December 31, 2019 was $14.4 million, which resulted from a net loss of $46.8 million adjusted for non-cash charges of $37.9 million and net cash outflow of $5.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $25.3 million of stock-based compensation expense, $4.3 million of depreciation and intangible asset amortization expense, $4.8 million for amortization of deferred contract acquisition costs, which were primarily commissions, $2.2 million for credit losses on accounts receivable and $1.1 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $8.2 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $2.8 million increase in gross accounts receivable, a $2.7 million increase in prepaid expenses and a $1.6 million decrease in operating lease liabilities. These outflows were offset by a $8.2 million increase in deferred revenue.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was $22.1 million, which was primarily due to $109.6 million in purchases of marketable securities, partially offset by $88.4 million in proceeds from maturities of marketable securities.
Net cash used in investing activities for the year ended December 31, 2020 was $53.8 million, which was primarily due to the purchase of marketable securities and leasehold improvements for the new Seattle office.

Net cash used in investing activities for the year ended December 31, 2019 was $0.8 million, which was primarily due to purchases of computer equipment and hardware.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2021 was $0.1 million, primarily driven by $1.6 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards and other financing related costs, offset by $1.7 million in proceeds from the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act. See Note 15 to our audited consolidated financial statements for more information regarding the disgorgement.
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
Contractual Obligations
As of December 31, 2021, we have non-cancellable contractual obligations related to operating leases and minimum guaranteed purchase commitments for data and services. See Note 5 and Note 10 of the notes to our audited consolidated financial statements for more information regarding these obligations.
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
The significant accounting policies used in the preparation of our audited financial statements are discussed in Note 1 under Item 8, “Financial Statements and Supplementary Data.” The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve a greater degree of judgment and complexity. By their nature, these judgments and estimates are subject to an inherent degree of uncertainty. Although we believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied, actual results could differ from our estimates.

Deferred Sales Commissions
Sales force commissions are considered incremental costs of obtaining a contract with a customer. Sales commissions earned for initial contracts and for expansion of contracts with existing customers are deferred and amortized on a straight-line basis over a period of benefit of three years. Determining the period of benefit of requires judgment for which we take into consideration products sold, expected customer life, expected contract renewals, technology life cycle and other factors.
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
We have determined that subscriptions for our online software products are a distinct performance obligation, because the online software product is fully functional once a customer has access. In addition, we sell additional professional services, which are considered a distinct performance obligation, as they are sold separately, and the customer can benefit from the services to make better use of the online product purchased. For contracts containing multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone selling price, or SSP, of the services provided to the customer. We determine the SSP based upon the prices at which we separately sell subscription and various professional services, and based on our overall pricing objectives, taking into consideration market conditions, the value of our contracts, the types of offerings sold, customer demographics and other factors. Judgment is required to determine whether each product or service sold is a distinct performance obligation that should be accounted for separately.
Stock-Based Compensation
For equity awards with only service conditions, we recognize compensation expense based on the grant‐date fair value on a straight-line basis over the remaining requisite service period for the award. For equity awards with both service and performance conditions, compensation expense is recognized on a graded vesting basis over the requisite service period once the achievement of the performance condition is considered probable. Assessing whether performance conditions are probable to be achieved and estimating the timing upon which the condition may be achieved requires judgment. We estimate the probability and timing of achievement at the grant date and reassess each reporting period.
Restricted Stock Units
At the end of 2015, we began issuing restricted stock units to certain of our employees. The general terms of the restricted stock units required both a service and performance condition to be satisfied prior to vesting. The service condition is satisfied upon the participant’s completion of a required period of continuous service from the vesting start date. The performance condition was satisfied upon the consummation of our IPO, which resulted in recognition of stock-based compensation expense in the fourth quarter of 2019 for awards that had vested prior to December 31, 2019. In late 2019, we began issuing restricted stock units to certain employees that require a service condition to be satisfied prior to vesting, but that do not require a liquidity event condition to be satisfied prior to vesting.
In both December 2020 and October 2021, we granted 120,000 restricted stock units to our President requiring both the satisfaction of a service condition and a performance condition prior to vesting. For each of these awards, the performance condition was considered probable at the grant date and the awards have been recognized as compensation expense over their respective requisite service periods. In 2021, we recognized $3.1 million of stock-based compensation expense in relation to these awards.

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
Mr. Howard is not entitled to any further awards under the Howard IPO Award.

Item 7A. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $107.1 million as of December 31, 2021, the majority of which was invested in money market accounts. We also had marketable securities of $69.8 million which were invested in investment-grade corporate bonds, commercial paper and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We did not have any outstanding debt under our $40.0 million revolving credit line as of December 31, 2021. The line of credit carries a variable interest rate equal to the greater of (i) 4.75% and (ii) (x) at any time when the Streamline Period is not in effect, one and one-half of one percent (1.50%) above the prime rate and (y) at any time when the Streamline Period is in effect, the prime rate and is available through January 31, 2022. See “—Liquidity and Capital Resources—SVB Credit Facility.”
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in Canadian dollars. Sales denominated in Canadian dollars reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Decreases in the relative value of the U.S. dollar to the Canadian dollar may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to the Canadian dollars would have a material effect on operating results.
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

Item 8. Financial Statements and Supplementary Data

Sprout Social, Inc.
Consolidated Financial Statements
As of December 31, 2021 and 2020 and for the Years Ended December 31, 2021, 2020 and 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sprout Social, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sprout Social, Inc. and its subsidiaries, (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Subscription Revenue

As described in Note 1 to the consolidated financial statements, the Company generates revenues from subscriptions to the Company’s web-based social media management platform under a software-as-a-service model. The Company’s subscriptions can range from monthly to one-year or multi-year arrangements and are generally non-cancellable. The Company’s customers do not have the right to take possession of the online software solution. The Company commences revenue recognition when control of these products is transferred to customers in an amount that reflects the consideration management expects the Company to be entitled to in exchange for such products. The Company’s subscription revenue was $185.7 million for the year ended December 31, 2021.

The principal considerations for our determination that performing procedures relating to revenue recognition - subscription revenue is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence relating to the accuracy and existence of subscription revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the subscription revenue recognition process, including controls over the accuracy and existence of subscription revenue recognized. These procedures also included, among others, evaluating, on a test basis, the accuracy and existence of subscription revenue recognized by obtaining and inspecting invoices, customer agreements, and cash receipts from customers, where applicable, and recalculating the appropriateness of the subscription revenue recognized based on the terms of each arrangement.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2022
We have served as the Company’s auditor since 2018.

Sprout Social, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$107,114	$114,515
Marketable securities	69,821	49,364
Accounts receivable, net of allowances of $1,298 and $1,428 at December 31, 2021 and 2020, respectively	25,483	17,178
Deferred commissions	13,915	8,622
Prepaid expenses and other assets	6,199	9,651
Total current assets	222,532	199,330
Property and equipment, net	12,854	14,925
Deferred commissions, net of current portion	14,402	8,757
Operating lease, right-of-use asset	9,459	10,132
Goodwill	2,299	2,299
Intangible assets, net	3,045	4,088
Other assets, net	126	138
Total assets	$264,717	$239,669
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,888	$1,543
Deferred revenue	69,220	43,407
Operating lease liability	2,693	2,155
Accrued wages and payroll related benefits	12,556	9,885
Accrued expenses and other	11,072	6,587
Total current liabilities	98,429	63,577
Deferred revenue, net of current portion	132	355
Operating lease liability, net of current portion	20,946	23,638
Total liabilities	119,507	87,570
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 48,663,781 and 45,844,325 shares issued and outstanding, respectively, at December 31, 2021; 46,698,354 and 43,898,850 shares issued and outstanding, respectively, at December 31, 2020	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 8,516,390 and 8,309,446 shares issued and outstanding, respectively, at December 31, 2021; 9,574,566 and 9,367,622 shares issued and outstanding, respectively, at December 31, 2020	1	1
Additional paid-in capital	351,774	328,343
Treasury stock, at cost	(30,824)	(29,206)
Accumulated deficit	(175,745)	(147,043)
Total stockholders’ equity	145,210	152,099
Total liabilities and stockholders’ equity	$264,717	$239,669
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue
Subscription	$185,726	$131,804	$102,243
Professional services and other	2,133	1,145	464
Total revenue	187,859	132,949	102,707
Cost of revenue
Subscription	45,791	34,196	27,862
Professional services and other	997	721	292
Total cost of revenue	46,788	34,917	28,154
Gross profit	141,071	98,032	74,553
Operating expenses
Research and development	40,049	30,491	28,059
Sales and marketing	84,182	59,137	55,584
General and administrative	44,929	40,406	38,178
Total operating expenses	169,160	130,034	121,821
Loss from operations	(28,089)	(32,002)	(47,268)
Interest expense	(300)	(366)	(270)
Interest income	259	617	307
Other (expense) income, net	(361)	223	490
Loss before income taxes	(28,491)	(31,528)	(46,741)
Income tax expense	211	127	66
Net loss and comprehensive loss	$(28,702)	$(31,655)	$(46,807)
Net loss per share attributable to common shareholders, basic and diluted	$(0.53)	$(0.62)	$(2.54)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	53,768,301	51,368,737	18,438,695
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share data)

	Voting Common Stock		Additional Paid-in Capital	Series A, A-1, B, B-1, C and D Convertible Preferred Stock (in equity)		Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balances at December 31, 2018	16,679,109	$1	$1,844	22,014,263	$102,976	1,973,851	$(10,507)	$(68,581)	$25,733
Exercise of stock options	163,962	—	92						92
Stock-based compensation expense			25,333						25,333
Issuance of common stock from settlement of equity awards	1,164,134	—							—
Taxes paid related to net share settlement of equity awards						699,954	(9,923)		(9,923)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance cost	8,823,530	2	133,700						133,702
Conversion of convertible preferred stock to common stock in connection with initial public offering	22,014,263	2	102,974	(22,014,263)	(102,976)				—
Net loss								(46,807)	(46,807)
Balances at December 31, 2019	48,844,998	5	263,943	—	—	2,673,805	(20,430)	(115,388)	128,130
Exercise of stock options	963,157	—	370						370
Stock-based compensation expense			11,079						11,079
Issuance of common stock from settlement of equity awards	1,189,254	—							—
Taxes paid related to net share settlement of equity awards						324,298	(8,636)		(8,636)
Issuance of common stock in connection with underwriters' purchase of over-allotment shares, related to initial public offering, net of underwriters' discounts, commissions and offering costs	629,603	—	9,738						9,738
Exercise of warrants	26,960	—	140			8,345	(140)		—
Issuance of common stock in connection with follow-on public offering, net of underwriters' discounts, commissions and offering costs	1,612,500	—	41,936						41,936
Proceeds from disgorgement of stockholder short-swing profits			1,137						1,137
Net loss								(31,655)	(31,655)

Sprout Social, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share data)

Balances at December 31, 2020	53,266,472	5	328,343	—	—	3,006,448	(29,206)	(147,043)	152,099
Exercise of stock options	62,955	—	37						37
Stock-based compensation expense			21,730						21,730
Issuance of common stock from settlement of equity awards	824,344	—							—
Taxes paid related to net share settlement of equity awards						19,952	(1,618)		(1,618)
Proceeds from disgorgement of stockholder short-swing profits			1,664						1,664
Net loss								(28,702)	(28,702)
Balances at December 31, 2021	54,153,771	$5	$351,774	—	$—	3,026,400	$(30,824)	$(175,745)	$145,210
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(28,702)	$(31,655)	$(46,807)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	2,991	2,838	2,736
Amortization of line of credit issuance costs	188	215	194
Amortization of premium on marketable securities	736	423	—
Amortization of acquired intangible assets	1,043	1,394	1,532
Amortization of deferred commissions	12,175	7,702	4,812
Amortization of right-of-use operating lease asset	673	1,053	1,056
Stock-based compensation expense	21,731	11,079	25,333
Provision for accounts receivable allowances	614	2,005	2,208
Changes in operating assets and liabilities
Accounts receivable	(8,920)	(8,083)	(2,756)
Prepaid expenses and other current assets	3,465	(4,737)	(2,657)
Deferred commissions	(23,113)	(14,002)	(8,170)
Accounts payable and accrued expenses	8,502	6,635	1,430
Deferred revenue	25,589	13,987	8,235
Lease liabilities	(2,155)	(206)	(1,560)
Net cash provided by (used in) operating activities	14,817	(11,352)	(14,414)
Cash flows from investing activities
Purchases of property and equipment	(926)	(4,015)	(760)
Purchases of marketable securities	(109,552)	(53,143)	—
Proceeds from maturity of marketable securities	88,360	3,356	—
Net cash (used in) investing activities	(22,118)	(53,802)	(760)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	—	139,500
Proceeds from underwriters' purchase of overallotment shares, related to the Company's initial public offering, net of underwriters' discounts and commissions	—	9,954	—
Proceeds from follow-on offering of common stock, net of underwriters' discounts and commissions	—	42,127	—
Payments for line of credit issuance costs	(183)	(187)	(148)
Proceeds from exercise of stock options	37	370	92
Proceeds from disgorgement of stockholders short-swing profits	1,664	1,137	—
Employee taxes paid related to the net share settlement of stock-based awards	(1,618)	(8,636)	(9,923)
Payments of deferred offering costs	—	(406)	(5,227)
Net cash (used in) provided by financing activities	(100)	44,359	124,294
Net (decrease) increase in cash and cash equivalents	(7,401)	(20,795)	109,120

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Cash and cash equivalents
Beginning of year	114,515	135,310	26,190
End of year	$107,114	$114,515	$135,310
Supplemental cash flow information
Cash paid for interest	$111	$138	$76
Cash paid for income taxes	$127	$66	$22

Supplemental disclosure of noncash investing and financing activities
Operating lease liability arising from operating ROU asset obtained	$—	$5,472	$—
Noncash exercise of stock warrants	$—	$140	$—
Deferred offering costs, accrued but not yet paid	$—	$—	$573
Balance of Property and equipment in Accounts Payable	$4	$367	$—
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on

Sprout Social, Inc.
Notes to Consolidated Financial Statements

historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others.
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
Marketable Securities
Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury securities and asset-backed securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair values. Unrealized gains and losses for the available-for-sale debt securities that are unrelated to credit loss factors are recorded in accumulated other comprehensive income (loss), or AOCI. As of December 31, 2021 and 2020, the Company’s AOCI balance was insignificant. Unrealized losses determined to be credit-related are recorded as Other (expense) income, net in the consolidated statements of operations and comprehensive loss and as an allowance for credit losses on Marketable securities on the consolidated balance sheet. As of December 31, 2021 and 2020, the gross unrealized gains and losses on available-for-sale debt securities were immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily consist of amounts billed and currently due from customers, net of an allowance for credit losses. Subscription fees billed in advance of the related subscription term represent contract liabilities and are presented as accounts receivable and deferred revenues upon establishment of an unconditional right to payment under non-cancellable contracts. Our typical payment terms provide for customer payment within 30 days of the date of the contract.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Accounts receivable are subject to collection risk. The Company performs evaluations of its customers’ financial positions and generally extends credit on account, without collateral. The Company determines the need for an allowance for credit losses based upon various factors, including past collection experience, credit quality of the customer, age of the receivable balance and current economic conditions.
If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Amounts are charged against the allowance for credit losses once collection efforts are unsuccessful. Credit losses on accounts receivable was $0.6 million, $2.0 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The allowance for credit losses was $1.3 million and $1.4 million as of December 31, 2021 and 2020, respectively. The activity related to the allowance for credit losses for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

Balance at December 31, 2018	$374
Additions	1,920
Write-offs, net of recoveries	(1,588)
Balance at December 31, 2019	$706
Additions	2,005
Write-offs, net of recoveries	(1,283)
Balance at December 31, 2020	1,428
Additions	614
Write-offs, net of recoveries	(744)
Balance at December 31, 2021	$1,298
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and marketable securities. The Company's cash and cash equivalents are generally held with large financial institutions. Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2021, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has credit risk regarding trade accounts receivable as the Company generally does not require collateral. Allowances are maintained for potential credit losses. As of December 31, 2021 and 2020, there were no individual customers that accounted for more than 10% of the Company’s total revenue or net accounts receivable.
The Company’s marketable securities consist of investment-grade corporate bonds, commercial paper, U.S. Treasury securities and asset-backed securities. The Company limits the amount of investments in any single issuer and believes that, as of December 31, 2021, its concentration of credit risk related to marketable securities was not significant.

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
The Company has a single reporting unit. If the Company concludes that it is more-likely-than-not that its single reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed. For the quantitative assessment, the fair value of the Company’s reporting unit is compared with the carrying amount of net assets, including goodwill, related to the reporting unit. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit. The Company did not record any impairment loss during the years ended December 31, 2021 and 2020.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, which includes property and equipment and intangible assets, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the anticipated future undiscounted cash flows that the asset is expected to generate. If that comparison indicates that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any impairment loss during the years ended December 31, 2021 and 2020.
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
Sales Commissions
Sales force commissions are considered incremental costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts with new customers and for expansion of contracts with existing customers. Commissions are not paid on customer renewals. Sales commissions are deferred and amortized on a straight-line basis over a period of benefit of three years, as determined by the Company. The Company determined the three-year period by taking into consideration the products sold, expected customer life, expected contract renewals, technology life cycle and other factors. Amortization expense is included as a component of sales and marketing expense. Deferred commissions during the year ended December 31, 2021 increased $10.9 million as a result of deferring incremental costs of obtaining contracts with customers of $23.1 million, which was offset by $12.2 million of amortization. Deferred commissions during the year ended December 31, 2020 increased $6.3 million as a result of deferring incremental costs of obtaining contracts with customers of $14.0 million, which was offset by $7.7 million of amortization. The Company periodically reviews the deferred sales commissions for impairment and noted no impairment loss for the years ended December 31, 2021 and 2020.
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
Advertising Costs
Advertising costs primarily include online advertising on search engines. Advertising costs are expensed as incurred and included as a component of sales and marketing expenses. The Company incurred approximately $4.5 million, $3.1 million and $2.4 million in advertising costs during the years ended December 31, 2021, 2020 and 2019, respectively.
Research and Development Costs
Costs incurred in research and development are expensed as incurred and consist primarily of payroll, employee benefits, allocated overhead and other expenses associated with product development.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Stock-Based Compensation
The Company recognizes compensation expense for equity awards based on the grant‐date fair value over the remaining requisite service period for the award. For equity awards with only service conditions, the Company recognizes compensation expense on a straight-line basis over the remaining requisite service period for the award. For equity awards with both service and performance conditions, compensation expense is recognized on a graded vesting basis over the requisite service period once the achievement of the performance condition is considered probable. The grant-date fair value of RSUs that contain a market condition is determined using a Monte Carlo valuation model. The Company recognizes forfeitures as they occur.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
The Company calculates diluted net loss per share using the treasury stock and if-converted methods, which consider the potential impacts of outstanding stock options, RSUs and warrants. Under these methods, the numerator and denominator of the net loss per share calculation are adjusted for these securities if the impact of doing so increases net loss per share. During the periods presented, the impact is to decrease net loss per share and therefore the Company is precluded from adjusting its calculation for these securities. As a result, diluted net loss per share is calculating using the same formula as basic net loss per share.

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
Deferred revenue during the year ended December 31, 2021, increased $25.6 million as a result of $213.5 million of additional invoicing which was offset by $187.9 million of revenue recognized during the same period. Deferred revenue during the year ended December 31, 2020, increased $14.0 million as a result of $146.9 million of additional invoicing which was offset by $132.9 million of revenue recognized during the same period. The amount of revenue recognized during the years ended December 31, 2021 and 2020 that was included in deferred revenue at the beginning of each period was $42.4 million and $28.9 million, respectively.
As of December 31, 2021, including amounts already invoiced and amounts contracted but not yet invoiced, $107.8 million of revenue is expected to be recognized from remaining performance

Sprout Social, Inc.
Notes to Consolidated Financial Statements

obligations, of which 82% is expected to be recognized in the next 12 months, 15% is expected to be recognized in the subsequent 12 months and the remainder thereafter.
3.Property and Equipment
As of the dates specified below, property and equipment consisted of the following (in thousands):

	As of December 31,
	2021	2020
Leasehold improvements	$18,308	$18,308
Furniture and fixtures	3,992	3,991
Computer equipment and hardware	3,398	2,487
Total property and equipment	25,698	24,786
Less: Accumulated depreciation	(12,844)	(9,861)
Total property and equipment, net	$12,854	$14,925
The Company recognized depreciation expense on property and equipment of $3.0 million, $2.8 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
4.Intangible Assets
As of the dates specified below, intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2021	2020
Customer relationships	$7,300	$7,300
Trademark	—	120
Technology platform	—	1,150
Noncompetition agreement	—	110
	7,300	8,680
Less: Accumulated amortization
Customer relationships	(4,255)	(3,212)
Trademark	—	(120)
Technology platform	—	(1,150)
Noncompetition agreement	—	(110)
	(4,255)	(4,592)
Intangible assets, net	$3,045	$4,088

In 2021, the Company removed the trademark, technology platform, and noncompetition agreement intangible assets from the consolidated balance sheet as they were fully amortized and no longer being utilized. Amortization of intangible assets totaled $1.0 million, $1.4 million, and $1.5 million

Sprout Social, Inc.
Notes to Consolidated Financial Statements

for the years ended December 31, 2021, 2020 and 2019, respectively. The expected future amortization of intangible assets as of December 31, 2021 is summarized as follows (in thousands):

Years Ending December 31,	Amortization Expense
2022	$1,043
2023	1,043
2024	959
2025	0
2026	—
$3,045
Intangible assets are all amortizable and have weighted-average amortization periods as follows:

Intangible assets	Years
Customer relationships	7
Trademark	2
Technology platform	3
Noncompetition agreement	2
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
The following table provides a summary of operating lease assets and liabilities as of December 31, 2021 (in thousands):

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Assets
Operating lease right-of-use assets	$9,459
Liabilities
Operating lease liabilities	2,693
Operating lease liabilities, non-current	20,946
Total operating lease liabilities	$23,639

Operating lease expense for the year ended December 31, 2021, 2020, and 2019 was $2.0 million, $2.5 million and $2.3 million, respectively. Variable lease costs for the year ended December 31, 2021, 2020 and 2019 was $3.3 million, $2.7 million and $2.8 million, respectively. Cash payments related to operating leases for the year ended December 31, 2021, 2020 and 2019 were $6.7 million, $4.4 million and $5.6 million, respectively. The Company recognized $0.2 million and $0.5 million of sublease rental income in other (expense) income, net on the consolidated statement of operations in 2020 and 2019, respectively. There was no sublease rental income recognized in 2021.
As of December 31, 2021, the weighted-average remaining lease term is 7.0 years and the weighted-average discount rate is 5.6%.
Remaining maturities of operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Years ending December 31,
2022	$3,930
2023	4,021
2024	4,112
2025	4,205
2026	4,298
Thereafter	7,996
Total future minimum lease payments	$28,562
Less: imputed interest	(4,923)
Total operating lease liabilities	$23,639

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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

There has historically been no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. In 2021, 2020, and 2019, the Company recognized an immaterial provision related to foreign income taxes.
The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(27,097)	$(30,544)	$(45,106)
Foreign	(1,394)	(984)	(1,635)
Loss before income taxes	$(28,491)	$(31,528)	$(46,741)
A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Federal statutory income tax	$(5,983)	21.00%	$(6,643)	21.00%	$(9,801)	21.00%
State income tax, net of federal tax benefit	(1,024)	3.59	(1,056)	3.34	(1,577)	3.38
Foreign tax	(91)	0.32	(51)	0.16	(25)	0.05
Section 162(m) limitation	2,591	(9.09)	2,128	(6.73)	—	—
Other	516	(1.72)	489	(1.45)	328	(0.72)
Valuation allowance net of deferred tax assets	16,485	(57.86)	12,432	(39.30)	12,989	(27.83)
Stock-based compensation	(11,865)	41.64	(7,321)	23.14	(1,267)	2.71
Return to provision	(418)	1.47	149	(0.47)	(581)	1.25
Effective income tax rate	$211	(0.7)%	$127	(0.3)%	$66	(0.2)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

Sprout Social, Inc.
Notes to Consolidated Financial Statements

purposes. Significant components of the Company’s deferred taxes at December 31, 2021 and 2020 are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$61,202	$43,610
Operating lease liability	5,776	6,175
Stock-based compensation	1,615	629
Other	1,432	1,205
Total deferred tax assets	70,025	51,619
Deferred tax liabilities
Depreciation and amortization	(2,616)	(3,264)
Deferred commissions and bonus	(6,920)	(4,161)
Operating lease right-of-use asset	(2,311)	(2,426)
Other	(981)	(1,056)
Total deferred tax liabilities	(12,828)	(10,907)
Less: Valuation allowance	(57,197)	(40,712)
Net deferred tax asset (liability)	$—	$—
Due to the Company’s history of net losses and the difficulty in predicting future results, the Company believes that it cannot rely on projections of future taxable income to realize the deferred tax assets. Accordingly, it has established a full valuation allowance against its net deferred tax assets. Significant management judgment is required in determining the Company’s deferred tax assets and liabilities and valuation allowances for purposes of assessing its ability to realize any future benefit from its net deferred tax assets. The Company intends to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, the Company’s valuation allowance. The increase in the valuation allowance for deferred tax assets was approximately $16.5 million for the year ended December 31, 2021, $12.4 million for the year ended December 31, 2020, and $13.0 million for the year ended December 31, 2019. The increase in the valuation allowance was primarily due to the increase in the net operating loss deferred tax asset.
The Company has total net operating loss carryforwards for federal income tax purposes of approximately $52.2 million as of December 31, 2021, which begin to expire in 2031. The Company has total net operating loss carryforwards for U.S. state income tax purposes of approximately $9.0 million as of December 31, 2021, which begin to expire in 2031. The operating loss carryforwards may be limited due to a change in control in the Company’s ownership as defined by the Internal Revenue Code Sections 382. Any future changes in the Company’s ownership may limit the use of such carryforward benefits. The Company’s effective income tax rates for the periods presented differ from the statutory rate of 21% due primarily to the impact of the change in the deferred tax asset valuation allowance.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to its operating loss carryforwards, the U.S. federal statute of limitations remains open for tax year 2010 and onward and the Company continues to be subject to examination by the Internal Revenue Service for tax years 2010 and later. The resolutions of any examinations are not expected to be

Sprout Social, Inc.
Notes to Consolidated Financial Statements

material to these financial statements. As of December 31, 2021 and 2020, there are no penalties or accrued interest recorded in the consolidated financial statements related to income tax returns from prior years. The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon its evaluation of the facts, circumstances and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized. The Company had no uncertain tax positions during the years ended December 31, 2021 and 2020.
The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended December 31, 2021 and 2020, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.
The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries. Unremitted earnings of foreign subsidiaries were immaterial at December 31, 2021.
7.Revolving Line of Credit
On December 1, 2017, the Company entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank, which was amended on February 26, 2018, July 26, 2018, January 31, 2019, November 26, 2019 and February 5, 2020. The Agreement includes a revolving line of credit facility under which the Company may borrow up to $40.0 million as of December 31, 2021. Borrowings under the Agreement are collateralized by substantially all assets of the Company. There was no outstanding balance under the Agreement as of December 31, 2021 and 2020. The Agreement contains customary affirmative and negative covenants.
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
The revolving line of credit facility expired by its terms on January 31, 2022.
The Company is contingently liable under two standby letters of credit which are required as security for the Company’s current office leases (Note 5). The agreements allow for the Company to elect to secure the letters of credit with restricted cash or by reducing the revolving credit facility borrowing capacity. At December 31, 2021 and 2020, the Company elected to reduce the revolving credit facility borrowing capacity by $2.7 million and $3.2 million, respectively, as security for future lease payments.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

8.Convertible Preferred Stock and Stockholders’ Equity
Common Stock
As of December 31, 2021, the Company has authorized 1,000,000,000 shares of Class A common stock with a par value of $0.0001 per share and 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Each holder of Class A and Class B common stock shall be entitled to one and ten votes, respectively, for each share held as of the record date and shall be entitled to receive dividends, when, as and if declared by the Board of Directors. Each share of Class B common stock is convertible into one share of Class A common stock at any time and will convert automatically upon certain transfers and upon the earlier of (i) the first date on which the voting power of all then outstanding shares of Class B common stock represents less than 10% of the combined voting power of all then outstanding shares of Class A common stock and Class B common stock, (ii) the date that is seven (7) years from the closing of the IPO on December 17, 2019 and (iii) the date specified by a vote of the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class. Following such conversion, each share of Class A common stock will have one vote per share and the rights of the holders of all outstanding shares of common stock will be identical. The total Class A and Class B common stock outstanding as of December 31, 2021 is 45,844,325 and 8,309,446 shares, respectively.
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
Immediately prior to the closing of the IPO on December 17, 2019, all shares of outstanding convertible preferred stock automatically converted into an aggregate of 22,014,263 shares of Class A common stock. There was no convertible preferred stock outstanding at December 31, 2021, 2020, and 2019, respectively.
9.Incentive Stock Plan
On April 27, 2016, the Company established the Sprout Social, Inc. 2016 Stock Plan (the “2016 Plan”) as an amendment and restatement of the Sprout Social, Inc. 2010 Amended and Restated Stock Incentive Plan, under which awards, including options, restricted stock purchases rights, restricted stock

Sprout Social, Inc.
Notes to Consolidated Financial Statements

bonus or restricted stock unit awards, for up to 5,467,862 shares of common stock may, at the discretion of the Board of Directors, be issued to employees, consultants, and directors of the Company. Under the 2016 Plan, any shares withheld upon settlement of RSUs, as elected by the employee to cover withholding taxes, will again be available for future grants under the plan. There were no changes to existing stock options outstanding as a result of the amendment and restatement. The exercise price for each award is determined by the Board of Directors. However, each option must have an exercise price of at least the fair market value of the option and no less than 110% of fair market value for options granted to a 10% owner optionee. The Company continues to maintain the 2016 Plan, although no further grants are authorized under the 2016 Plan following the effectiveness of the 2019 Incentive Award Plan.
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
Effective December 12, 2019, the Company established the Sprout Social, Inc. 2019 Class B Incentive Award Plan (the “Class B Plan”), under which cash and equity incentive awards, for up to 550,000 shares of Class B common stock were, at the discretion of the Board of Directors, issued to employees, consultants, and directors of the Company, with the expectation that shares would only be issued to the Company’s CEO depending on the valuation of the Company in connection with the IPO and the achievement of market capitalization thresholds thereafter. There are no further grants authorized under the Class B Plan.
The only awards granted as of December 31, 2021 are stock options, restricted stock units and restricted stock awards.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Stock-based Compensation Expense
    Stock-based compensation expense is included in the consolidated statement of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019

Cost of revenue	$1,062	$749	$1,126
Research and development	4,039	1,935	2,290
Sales and marketing	10,636	2,464	8,697
General and administrative	5,993	5,931	13,220
Total stock-based compensation expense	$21,730	$11,079	$25,333

For the periods presented, stock-based compensation expense consisted of expense from restricted stock units and restricted stock awards. There was no expense related to stock options.
Restricted Stock Units
At the end of 2015, the Company began issuing restricted stock units. The general terms of the restricted stock units issued under the 2016 Plan require both a service and performance condition to be satisfied prior to vesting. The service condition is satisfied upon the participant’s completion of a required period of continuous service from the vesting start date. The performance condition was satisfied upon the completion of the IPO. The general terms of the restricted stock units issued under the 2019 Plan require only a service condition to be satisfied prior to vesting. However, certain executive grants issued under the 2019 Plan require both the satisfaction of a service condition and a performance condition which includes the achievement of subscription revenue targets, prior to vesting. The restricted stock units issued under the Class B Plan require both a performance condition and a market condition to be satisfied prior to vesting. The performance condition was satisfied upon the completion of the IPO. The grant-date fair value of RSUs that contain a market condition was determined using a Monte Carlo valuation model in order to simulate a range of possible future stock prices. Key assumptions used included a risk‐free interest rate of 1.61% and expected volatility of 62.5%.
The table below summarizes the activity regarding unvested restricted stock units for the year ended December 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	2,000,582	$20.72
Granted	943,131	85.69
Vested	(830,838)	17.46
Forfeited	(112,945)	31.74
Unvested at December 31, 2021	1,999,930	$52.08

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The weighted-average grant date fair value per share for restricted stock units granted during the years ended December 31, 2021, 2020 and 2019 was $85.69, $29.36 and $13.32, respectively. The total unrecognized stock-based compensation expense relating to these awards as of December 31, 2021 was $90.4 million, which is expected to be recognized over a weighted-average period of 3.2 years.
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
At the end of 2015, the Company ceased issuing stock options.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The table below summarizes the stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of period	161,010	$0.69	3.05	$7,200
Granted at fair value	—	—
Exercised	(62,955)	0.58
Forfeited	—	—
Outstanding at end of period	98,055	$0.77	2.20	$8,818
Options exercisable at December 31, 2021	98,055	$0.77	2.20	$8,818
The Company has computed the aggregate intrinsic value of amounts disclosed in the above table based on the difference between the original exercise price of the options and the estimated fair value of the Company’s common stock as of December 31, 2021.
The intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $5.7 million, $44.8 million and $2.5 million, respectively.
The following summarizes information about the Company’s options outstanding as of December 31, 2021:

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Remaining Contractual Term
		(in years)		(in years)
$0.31 - $0.69	40,010	1.09	40,010	1.09
$0.70 - $1.08	58,045	2.97	58,045	2.97
	98,055		98,055

Sprout Social, Inc.
Notes to Consolidated Financial Statements

10.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Contractual commitments as of December 31, 2021 are as follows (in thousands):

Years ending December 31,
2022	$29,092
2023	16,170
2024	889
2025	74
2026	—
Thereafter	—
Total contractual obligations	$46,225

Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the year ended December 31, 2021.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the year ended December 31, 2021.
11.Geographic Data
As described in the Summary of Significant Accounting Policies, the Company operates as one operating segment.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2021 and 2020, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 28%, 29% and 29% for the year

Sprout Social, Inc.
Notes to Consolidated Financial Statements

ended December 31, 2021, 2020 and 2019, respectively. Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Americas	$148,241	$104,208	$80,574
EMEA	30,229	21,341	16,220
Asia Pacific	9,389	7,400	5,913
Total	$187,859	$132,949	$102,707
12.Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of common stock each period. Diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options, RSUs and warrants. Because the Company incurred net losses each period, the basic and diluted calculations are the same. Basic and diluted net loss per share are the same for each class of common stock, as both Class A and Class B stockholders are entitled to the same liquidation and dividend rights.
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to common shareholders	$(28,702)	$(31,655)	$(46,807)
Weighted average common shares outstanding	53,768,301	51,368,737	18,438,695
Net loss per share, basic and diluted	$(0.53)	$(0.62)	$(2.54)
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	As of December 31,
	2021	2020	2019
Stock options outstanding	98,055	161,010	1,159,577
RSUs outstanding	1,999,930	2,000,582	2,364,650
Warrants	—	—	35,305
Total potentially dilutive shares	2,097,985	2,161,592	3,559,532

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$26,274	$—	$26,274
Commercial paper	—	33,481	—	33,481
Asset-backed securities	—	10,066	—	10,066
Total assets	$—	$69,821	$—	$69,821

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$22,810	$—	$22,810
Commercial paper	—	16,477	—	16,477
U.S. Treasury securities	—	10,077	—	10,077
Total assets	$—	$49,364	$—	$49,364
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
As of December 31, 2021 and December 31, 2020, the Company held investment-grade marketable securities that had maturities within one year and were accounted for as available-for-sale

Sprout Social, Inc.
Notes to Consolidated Financial Statements

securities. There was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial for the periods presented.
14.Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan for the benefit of its employees. The Company made matching contributions to the plan totaling $2.2 million, $1.7 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
15.Related Party Transactions
During the years ended December 31, 2021 and 2020, the Company received $1.7 million and $1.1 million, respectively, in cash for the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act. The amounts were recorded as increases to additional paid-in capital on the consolidated balance sheet.

An employee of an affiliate of Goldman Sachs & Co. LLC, a member of the underwriting syndicate of the Company’s IPO, previously served on the Company’s board of directors pursuant to the Sixth Amended and Restated Voting Agreement, which provides that holders of a majority of the Company’s common stock issued or issuable upon conversion of its Series C preferred stock have the right to appoint one member to the Company’s board of directors. Prior to the IPO, entities affiliated with Goldman Sachs & Co. LLC owned a majority of the Company’s Series C preferred stock. Through February 2021, these entities continued to hold a majority of the common stock issued upon conversion of the Company’s Series C preferred stock at the closing of the IPO. Upon closing of the IPO on December 17, 2019, the Company paid $4.2 million to Goldman Sachs & Co. LLC for underwriting discounts and commissions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2021. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this annual report on Form 10-K.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2021.
Item 11. Executive Compensation
The information required by this item will be incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, including the “securities authorized for issuance under equity compensation plans” table, will be incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services
The information required by this item will be incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2021.

PART IV

Item 15. Exhibit, Financial Statement Schedules
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

10.19†
Form of Non-Employee Director Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan (Incorporated by reference to Exhibit 10.19 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.20†
Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Class B Incentive Award Plan (Incorporated by reference to Exhibit 10.19 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.21†	Sprout Social, Inc. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.2 to Sprout Social’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).
10.22†	Sprout Social, Inc. Non-Employee Director Compensation Policy (as amended effective January 1, 2022).
10.23†
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

10.25†	Side Letter, dated December 28, 2020, between the Registrant and Ryan Barretto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K filed on December 28, 2020).

10.26†	Side Letter, dated October 4, 2021, between the Registrant and Ryan Barretto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K filed on October 5, 2021).
10.27†
Amended and Restated Executive Employment Agreement, dated as of February 20, 2020, by and between the Registrant and Joe Del Preto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.28†
Amended and Restated Executive Employment Agreement, dated November 29, 2019, by and between the Registrant and Jamie Gilpin (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.29†	Executive Employment Agreement, dated January 1, 2016, by and between the Registrant and Aaron Rankin.
10.30†	Amendment to Executive Employment Agreement, dated February 20, 2020, by and between the Registrant and Aaron Rankin.
10.31
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

10.34
Sixth Amended and Restated Voting Agreement, dated December 13, 2018, by and among the Registrant and the other parties thereto (Incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.35
Amendment No.1 to Sixth Amended and Restated Voting Agreement, dated as of November 8, 2019, by and among the Registrant and the other parties thereto (Incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.36
Amended and Restated Voting Agreement, dated as of November 8, 2019, by and among the Registrant, Litani Holdings, LLC and Justyn Howard (Incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

21.1	List of Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	Certification Pursuant To Rule 13A-14(A) or 15D-14(A) Under The Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant To Rule 13A-14(A) or 15D-14(A) Under The Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Annual Report on Form 10-K, formatted as Inline XBRL (included in Exhibits 101).
________________

†    Indicates a management contract or compensatory plan or arrangement.
*    Furnished, not filed.
***

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duty authorized.

SPROUT SOCIAL, INC.

By:	/s/ Justyn Howard
Name:	Justyn Howard
Title:	Chairman of the Board of Directors and Chief Executive Officer
Date:	February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Justyn Howard
Justyn Howard	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 23, 2022

/s/ Peter Barris
Peter Barris	Director	February 23, 2022

/s/ Steven Collins
Steven Collins	Director	February 23, 2022

/s/ Joe Del Preto
Joe Del Preto	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2022

/s/ Raina Moskowitz
Raina Moskowitz	Director	February 23, 2022

/s/ Aaron Rankin
Aaron Rankin	Chief Technology Officer and Director	February 23, 2022

/s/ Thomas Stanley
Thomas Stanley	Director	February 23, 2022

/s/ Karen Walker
Karen Walker	Director	February 23, 2022