Form 10-Q
period 2022-03-31
Sprout Social, Inc.
filed 2022-05-04
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of April 29, 2022, there were 46,418,435 shares and 8,021,446 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$81,662	$107,114
Marketable securities	97,655	69,821
Accounts receivable, net of allowances of $1,248 and $1,298 at March 31, 2022 and December 31, 2021, respectively	23,080	25,483
Deferred commissions	15,262	13,915
Prepaid expenses and other assets	9,114	6,199
Total current assets	226,773	222,532
Marketable securities, noncurrent	1,456	—
Property and equipment, net	12,472	12,854
Deferred commissions, net of current portion	15,352	14,402
Operating lease, right-of-use assets	9,279	9,459
Goodwill	2,299	2,299
Intangible assets, net	2,785	3,045
Other assets, net	71	126
Total assets	$270,487	$264,717
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,772	$2,888
Deferred revenue	76,536	69,220
Operating lease liabilities	2,754	2,693
Accrued wages and payroll related benefits	11,776	12,556
Accrued expenses and other	11,509	11,072
Total current liabilities	107,347	98,429
Deferred revenue, net of current portion	153	132
Operating lease liabilities, net of current portion	20,233	20,946
Total liabilities	127,733	119,507

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021

Commitments and contingencies (Note 6)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 49,167,066 and 46,333,745 shares issued and outstanding, respectively, at March 31, 2022; 48,663,781 and 45,844,325 shares issued and outstanding, respectively, at December 31, 2021	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 8,280,390 and 8,073,446 shares issued and outstanding, respectively, at March 31, 2022; 8,516,390 and 8,309,446 shares issued and outstanding, respectively, at December 31, 2021	1	1
Additional paid-in capital	360,172	351,774
Treasury stock, at cost	(31,763)	(30,824)
Accumulated other comprehensive loss	(160)	—
Accumulated deficit	(185,500)	(175,745)
Total stockholders’ equity	142,754	145,210
Total liabilities and stockholders’ equity	$270,487	$264,717
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Subscription	$56,780	$40,355
Professional services and other	649	463
Total revenue	57,429	40,818
Cost of revenue
Subscription	13,757	9,705
Professional services and other	234	292
Total cost of revenue	13,991	9,997
Gross profit	43,438	30,821
Operating expenses
Research and development	13,065	8,272
Sales and marketing	25,612	18,153
General and administrative	14,370	10,615
Total operating expenses	53,047	37,040
Loss from operations	(9,609)	(6,219)
Interest expense	(71)	(72)
Interest income	123	52
Other expense, net	(108)	(119)
Loss before income taxes	(9,665)	(6,358)
Income tax expense	90	9
Net loss	$(9,755)	$(6,367)
Net loss per share attributable to common shareholders, basic and diluted	$(0.18)	$(0.12)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	54,277,676	53,432,658
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(9,755)	$(6,367)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax	(160)	—
Comprehensive loss	$(9,915)	$(6,367)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2021	54,153,771	$5	$351,774	3,026,400	$(30,824)	—	$(175,745)	$145,210
Exercise of stock options	13,545	—	6					6
Stock-based compensation expense			8,392					8,392
Issuance of common stock from equity award settlement	239,875	—						—
Taxes paid related to net share settlement of equity awards				13,865	(939)			(939)
Other comprehensive loss, net of tax						(160)		(160)
Net loss							(9,755)	(9,755)
Balances at March 31, 2022	54,407,191	$5	$360,172	3,040,265	$(31,763)	$(160)	$(185,500)	$142,754

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2020	53,266,472	$5	$328,343	3,006,448	$(29,206)	$(147,043)	$152,099
Exercise of stock options	35,500	—	23				23
Stock-based compensation expense			3,909				3,909
Issuance of common stock from equity award settlement	241,411	—					—
Taxes paid related to net share settlement of equity awards				12,630	(919)		(919)
Proceeds from disgorgement of stockholder short-swing profits			1,664				1,664
Net loss						(6,367)	(6,367)
Balances at March 31, 2021	53,543,383	$5	$333,939	3,019,078	$(30,125)	$(153,410)	$150,409

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(9,755)	$(6,367)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	696	737
Amortization of line of credit issuance costs	30	43
Amortization of premium on marketable securities	133	177
Amortization of acquired intangible assets	261	261
Amortization of deferred commissions	4,020	2,583
Amortization of right-of-use operating lease asset	179	190
Stock-based compensation expense	8,392	3,909
Provision for accounts receivable allowances	91	144
Changes in operating assets and liabilities
Accounts receivable	2,312	1,106
Prepaid expenses and other current assets	(2,868)	2,152
Deferred commissions	(6,317)	(4,529)
Accounts payable and accrued expenses	1,541	(3,738)
Deferred revenue	7,338	7,245
Lease liabilities	(651)	(293)
Net cash provided by operating activities	5,402	3,620
Cash flows from investing activities
Purchases of property and equipment	(313)	(173)
Purchases of marketable securities	(66,085)	(25,903)
Proceeds from maturity of marketable securities	33,500	9,600
Proceeds from sale of marketable securities	3,000	—
Net cash used in investing activities	(29,898)	(16,476)
Cash flows from financing activities
Payments for line of credit issuance costs	(23)	(124)
Proceeds from exercise of stock options	6	23
Proceeds from disgorgement of stockholders short-swing profits	—	1,664
Employee taxes paid related to the net share settlement of stock-based awards	(939)	(919)
Net cash (used in) provided by financing activities	(956)	644
Net decrease in cash and cash equivalents	(25,452)	(12,212)
Cash and cash equivalents
Beginning of period	107,114	114,515
End of period	$81,662	$102,303
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
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Company has prepared the unaudited condensed consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2021, and these unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full year or any future period. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain disclosures required by GAAP on an annual basis. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. As the extent and duration of the impact of the COVID-19 pandemic remains uncertain, the Company’s estimates and judgments may evolve as conditions change. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of May 4, 2022, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

operating leases, calculation of allowance for credit losses, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022. There have been no significant changes to these policies during the three months ended March 31, 2022.
2.Revenue Recognition
Disaggregation of Revenue
The Company provides disaggregation of revenue based on geographic region in Note 7 and based on the subscription versus professional services and other classification on the condensed consolidated statements of operations, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancelable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended March 31, 2022 and 2021 that was included in deferred revenue at the beginning of each period was $32.4 million and $18.2 million, respectively.
As of March 31, 2022, including amounts already invoiced and amounts contracted but not yet invoiced, $115.9 million of revenue is expected to be recognized from remaining performance obligations, of which 83% is expected to be recognized in the next 12 months, with the remainder thereafter.
3.Operating Leases
The Company has operating lease agreements for offices in Chicago, Illinois, and Seattle, Washington. The Chicago lease expires in January 2028 and the Seattle lease expires in January 2031. The Company’s existing operating leases require escalating monthly rental payments ranging from $72,000 to $280,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a summary of operating lease assets and liabilities as of March 31, 2022 (in thousands):

Assets
Operating lease right-of-use assets	$9,279
Liabilities
Operating lease liabilities	2,754
Operating lease liabilities, non-current	20,233
Total operating lease liabilities	$22,987
The following table provides information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021

Operating lease expense	$503	$499
Variable lease expense	866	839
Within the condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the three months ended March 31, 2022 and March 31, 2021 were $1.8 million and $1.4 million, respectively. As of March 31, 2022, the weighted-average remaining lease term is 6.8 years and the weighted-average discount rate is 5.6%.
Remaining maturities of operating lease liabilities as of March 31, 2022 are as follows (in thousands):

Years ending December 31,
2022	$2,955
2023	4,021
2024	4,112
2025	4,205
2026	4,298
Thereafter	7,995
Total future minimum lease payments	$27,586
Less: imputed interest	(4,599)
Total operating lease liabilities	$22,987

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
There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2022, the Company recognized an immaterial provision related to foreign income taxes.
5.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Cost of revenue	$448	$184
Research and development	1,725	717
Sales and marketing	4,218	1,752
General and administrative	2,001	1,256
Total stock-based compensation	$8,392	$3,909

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of March 31, 2022 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2022	$22,543
2023	17,435
2024	1,860
2025	176
2026	—
Thereafter	—
Total contract commitments	$42,014
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the period ended March 31, 2022.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the period ended March 31, 2022.
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of March 31, 2022 and December 31, 2021, there were no significant long-lived assets held by entities outside of the United States.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 28% for each of the three months ended March 31, 2022 and 2021. Revenue by geographical region is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Americas	$45,230	$32,078
EMEA	9,454	6,600
Asia Pacific	2,745	2,140
Total	$57,429	$40,818
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common shareholders	$(9,755)	$(6,367)
Weighted average common shares outstanding	54,277,676	53,432,658
Net loss per share, basic and diluted	$(0.18)	$(0.12)
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	March 31,
	2022	2021
Stock options outstanding	84,510	125,510
RSUs	2,674,435	2,146,001
Total potentially dilutive shares	2,758,945	2,271,511

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$17,769	$—	$17,769
Commercial paper	—	43,176	—	43,176
U.S. Treasury securities	—	21,981	—	21,981
Asset-backed securities	—	16,185	—	16,185
Total assets	$—	$99,111	$—	$99,111

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$26,274	$—	$26,274
Commercial paper	—	33,481	—	33,481
Asset-backed securities	—	$10,066	$—	10,066
Total assets	$—	$69,821	$—	$69,821
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
For the periods presented, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. As of March 31, 2022 and December 31, 2021, there was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table classifies our marketable securities by contractual maturity (in thousands):

	March 31, 2022	December 31, 2021
Due in one year or less	97,655	69,821
Due after one year and within two years	1,456	—
Total	99,111	69,821

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, including the potential impact of the COVID-19 pandemic on our business. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, and in other parts of this Quarterly Report.
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. We have made it increasingly easy to standardize on Sprout Social as the centralized system of record for social and to help customers maximize the value of this mission critical channel. Currently, more than 32,000 customers across more than 100 countries rely on our platform.
Introduced in 2011, our cloud software brings together social messaging, data and workflows in a unified system of record, intelligence and action. Operating across major networks, including Twitter, Facebook, Instagram, Pinterest, LinkedIn, Google, Reddit, Glassdoor and YouTube, and commerce platforms Facebook Shops, Shopify and WooCommerce, we provide organizations with a centralized platform to manage their social media efforts across stakeholders and business functions. Virtually every aspect of business has been impacted by social media, from marketing, sales, commerce and public relations to customer service, product and strategy, creating a need for an entirely new category of software. We offer our customers a centralized, secure and powerful platform to manage this broad, complex channel effectively across their organization.
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
We generated revenue of $57.4 million and $40.8 million during the three months ended March 31, 2022 and 2021, respectively, representing growth of 41%. In the three months ended March 31, 2022, software subscriptions contributed 99% of our revenue.
We generated net losses of $9.8 million and $6.4 million during the three months ended March 31, 2022 and 2021, respectively, which included stock-based compensation expense of $8.4 million and $3.9 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.

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
Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, our operational and financial performance were not materially impacted by COVID-19 during the three months ended March 31, 2022 and 2021. Our IPO in December 2019 and sale of over-allotment shares to the underwriters in January 2020 resulted in total net proceeds of $144.3 million, which strengthened our liquidity position prior to the pandemic. The $42.1 million in net proceeds from our equity follow-on offering in August 2020 further strengthened our liquidity position.
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
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 32,000 customers.
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

International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the three months ended March 31, 2022 was approximately 28% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia and the Philippines to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of March 31,
	2022	2021
Number of customers	32,800	28,122
ARR
We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period. We believe ARR is an indicator of the scale of our entire platform while mitigating fluctuations due to seasonality and contract term.

	As of March 31,
	2022	2021
	(in thousands)
ARR	$239,091	$172,013
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

	As of March 31,
	2022	2021
Number of customers contributing more than $10,000 in ARR	5,349	3,514

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

	As of March 31,
	2022	2021
Number of customers contributing more than $50,000 in ARR	692	351

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
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expense related to our line of credit, which expired in January 2022, and is offset by interest income earned on our cash and investment balances.

Other Expense, Net
Other expense, net primarily consists of foreign currency transaction gains and losses.
Income Tax Provision
The income tax provision consists of current and deferred taxes for our foreign jurisdictions. We have historically reported a taxable loss in our most significant jurisdiction, the United States, and have a full valuation allowance against our deferred tax assets. We expect this trend to continue for the foreseeable future.
Results of Operations
The following tables set forth information comparing the components of our results of operations in dollars and as a percentage of total revenue for the periods presented.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Revenue
Subscription	$56,780	$40,355
Professional services and other	649	463
Total revenue	57,429	40,818
Cost of revenue(1)
Subscription	13,757	9,705
Professional services and other	234	292
Total cost of revenue	13,991	9,997
Gross profit	43,438	30,821
Operating expenses
Research and development(1)	13,065	8,272
Sales and marketing(1)	25,612	18,153
General and administrative(1)	14,370	10,615
Total operating expenses	53,047	37,040
Loss from operations	(9,609)	(6,219)
Interest expense	(71)	(72)
Interest income	123	52
Other expense, net	(108)	(119)
Loss before income taxes	(9,665)	(6,358)
Income tax expense	90	9
Net loss	$(9,755)	$(6,367)

_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Cost of revenue	$448	$184
Research and development	1,725	717
Sales and marketing	4,218	1,752
General and administrative	2,001	1,256
Total stock-based compensation	$8,392	$3,909

	Three Months Ended March 31,
	2022	2021

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%
Professional services and other	1%	1%
Total revenue	100%	100%
Cost of revenue
Subscription	24%	24%
Professional services and other	—%	—%
Total cost of revenue	24%	24%
Gross profit	76%	76%
Operating expenses
Research and development	23%	20%
Sales and marketing	45%	44%
General and administrative	25%	26%
Total operating expenses	92%	91%
Loss from operations	(17)%	(15)%
Interest expense	—%	—%
Interest income	—%	—%
Other expense, net	—%	—%
Loss before income taxes	(17)%	(16)%
Income tax expense	—%	—%
Net loss	(17)%	(16)%
Note: Certain amounts may not sum due to rounding

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$56,780	$40,355	$16,425	41%
Professional services and other	649	463	186	40%
Total revenue	$57,429	$40,818	$16,611	41%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 28,122 as of March 31, 2021 to 32,800 as of March 31, 2022. Customers contributing over $10,000 in ARR grew 52% versus prior year and customers contributing over $50,000 in ARR grew 97% versus prior year. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$13,757	$9,705	$4,052	42%
Professional services and other	234	292	(58)	(20)%
Total cost of revenue	13,991	9,997	3,994	40%
Gross profit	$43,438	$30,821	$12,617	41%
Gross margin
Total gross margin	76%	76%

The increase in cost of subscription revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,241
Personnel costs	1,406
Stock-based compensation expense	264
Other	83
Subscription cost of revenue	$3,994
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 23% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was primarily due to the increased headcount.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$13,065	$8,272	$4,793	58%
Percentage of total revenue	23%	20%
The increase in research and development expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$3,718
Stock-based compensation expense	1,008
Other	67
Research and development	$4,793
Personnel costs increased primarily as a result of a 48% increase in headcount to grow our research and development teams to drive our technology innovation through the development of new features on our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$25,612	$18,153	$7,459	41%
Percentage of total revenue	45%	44%
The increase in sales and marketing expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$4,650
Stock-based compensation expense	2,466
Other	343
Sales and marketing	$7,459
Personnel costs increased primarily as a result of a 23% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was primarily due to the increased headcount and awards granted to our President.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$14,370	$10,615	$3,755	35%
Percentage of total revenue	25%	26%
The increase in general and administrative expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,418
Stock-based compensation expense	745
Other	592
General and administrative	$3,755
Personnel costs increased primarily as a result of a 40% increase in headcount as we continue to grow our business and operate as a publicly traded company. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in other was driven by higher indirect tax expense and various expenses related to overhead.
Interest Income (Expense), Net

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income (expense), net	$52	$(20)	$72	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in interest income (expense), net was primarily driven by the increased investment in marketable securities.
Other Expense, Net

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other expense net	$(108)	$(119)	$11	(9)%
Percentage of total revenue	—%	—%
The change in Other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax expense	$90	$9	$81	900%
Percentage of total revenue	—%	—%
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

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except per share data)
Non-GAAP gross profit	$43,886	$31,005
Non-GAAP operating loss	(1,217)	(2,310)
Non-GAAP net loss	(1,363)	(2,458)
Non-GAAP net loss per share	(0.03)	(0.05)
Free cash flow	$5,089	$3,447
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

	Three Months Ended March 31,
	2022	2021
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$43,438	$30,821
Stock-based compensation expense	448	184
Non-GAAP gross profit	$43,886	$31,005

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

	Three Months Ended March 31,
	2022	2021
Reconciliation of Non-GAAP operating loss	(dollars in thousands)
Loss from operations	$(9,609)	$(6,219)
Stock-based compensation expense	8,392	3,909
Non-GAAP operating loss	$(1,217)	$(2,310)

Non-GAAP Net Loss
We define non-GAAP net loss as GAAP net loss, excluding stock-based compensation expense. We believe non-GAAP net loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Three Months Ended March 31,
	2022	2021
Reconciliation of Non-GAAP net loss	(dollars in thousands)
Net loss	$(9,755)	$(6,367)
Stock-based compensation expense	8,392	3,909
Non-GAAP net loss	$(1,363)	$(2,458)
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

	Three Months Ended March 31,
	2022	2021
Reconciliation of Non-GAAP net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.18)	$(0.12)
Stock-based compensation expense per share	0.15	0.07
Non-GAAP net loss per share	$(0.03)	$(0.05)

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

	Three Months Ended March 31,
	2022	2021
Reconciliation of Free cash flow	(dollars in thousands)
Net cash provided by operating activities	$5,402	$3,620
Purchases of property and equipment	(313)	(173)
Free cash flow	$5,089	$3,447
Liquidity and Capital Resources
Our liquidity and capital resources were not materially impacted by the COVID-19 pandemic and the governmental responses to address the pandemic and the related economic impact during the three months ended March 31, 2022. For further discussion regarding the future potential impacts of COVID-19 and the related economic impacts on our liquidity and capital resources, see “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents of $81.7 million, marketable securities of $99.1 million and net accounts receivable of $23.1 million. Historically, we have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and historical statement of cash flows. However, for the three months ended March 31, 2022 and 2021, we generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term if the COVID-19 pandemic and the governmental responses to address the pandemic and any re-emergence of COVID-19 persist for a prolonged period of time. The impact of the COVID-19 pandemic on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
The SVB Credit Facility expired by its terms on January 31, 2022.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$5,402	$3,620
Net cash used in investing activities	(29,898)	(16,476)
Net cash (used in) provided by financing activities	(956)	644
Net decrease in cash and cash equivalents	$(25,452)	$(12,212)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the three months ended March 31, 2022 and 2021, we generated positive cash flows from operating activities.
Net cash provided by operating activities during the three months ended March 31, 2022 was $5.4 million, which resulted from a net loss of $9.8 million adjusted for non-cash charges of $13.8 million and net cash inflow of $1.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $8.4 million of stock-based compensation expense, $1.0 million of depreciation and intangible asset amortization expense, $4.0 million for amortization of deferred contract acquisition costs, which were primarily commissions, and $0.2 million of amortization of right-of-use, or ROU, operating lease assets. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $7.3 million increase in deferred revenue, a $1.5 million increase in accounts payable and accrued expenses and a $2.3 million decrease in gross accounts receivable. These inflows were primarily offset by a $6.3 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $2.9 million decrease in prepaid expenses and other assets as well as a $0.7 million decrease in operating lease liabilities.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $29.9 million, which was primarily due to $66.1 million in purchases of marketable securities, partially offset by $36.5 million in proceeds from maturities and sale of marketable securities.
Net cash used in investing activities for the three months ended March 31, 2021 was $16.5 million, which was primarily due to $25.9 million in purchases of marketable securities, partially offset by $9.6 million in proceeds from maturities of marketable securities.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was $1.0 million, primarily driven by $0.9 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards.
Net cash provided by financing activities for the three months ended March 31, 2021 was $0.6 million, which was primarily the result of $1.7 million from the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act, offset by $0.9 million in payments related to the employee withholding taxes as a result of the net settlement of stock-based awards.
Contractual Obligations
As of March 31, 2022, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of March 31, 2022, the total obligation for operating leases was $27.6 million of which $4.0 million is expected in the next twelve months. As of March 31, 2022, our purchase commitment for primarily data and services was $42.0 million, of which $30.7 million is expected in the next twelve months. See Note 3 and Note 6 of the notes to our condensed consolidated financial statements for more information regarding these obligations.
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
Our significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022. There have been no significant changes to these policies during the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $81.7 million as of March 31, 2022, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $99.1 million which were invested in investment-grade corporate bonds, commercial paper, treasury securities and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments and marketable securities. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We did not have any outstanding debt during the period under our $40.0 million revolving credit line which expired on January 31, 2022.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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

Item 6. Exhibits
INDEX TO EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Sprout Social’s Current Report on form 8-K (File No. 001-39156) filed on December 17, 2019).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Sprout Social’s Current Report on form 8-K (File No. 001-39156) filed on December 17, 2019).
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements
104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
May 4, 2022	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)