Form 10-Q
period 2022-06-30
Sprout Social, Inc.
filed 2022-08-03
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 29, 2022, there were 46,880,569 shares and 7,780,268 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “explore,” “intend,” “long-term model,” “may,” “might” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these terms and similar expressions intended to identify forward-looking statements, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our most recent Annual Report on Form 10-K under Part I—Item IA, “Risk Factors” and the risks and uncertainties related to the following:
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
•worldwide economic conditions, including the macroeconomic impacts of the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, and their impact on information technology spending;
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
These factors are not necessarily all of the important factors that could cause our actual financial results, performance, achievements or prospects to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update forward-looking statements to reflect actual results, changes in assumptions, laws or other factors affecting forward-looking information, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$68,561	$107,114
Marketable securities	105,194	69,821
Accounts receivable, net of allowances of $1,620 and $1,298 at June 30, 2022 and December 31, 2021, respectively	24,864	25,483
Deferred commissions	16,631	13,915
Prepaid expenses and other assets	8,534	6,199
Total current assets	223,784	222,532
Marketable securities, noncurrent	7,931	—
Property and equipment, net	12,369	12,854
Deferred commissions, net of current portion	16,211	14,402
Operating lease, right-of-use assets	10,170	9,459
Goodwill	2,299	2,299
Intangible assets, net	2,524	3,045
Other assets, net	59	126
Total assets	$275,347	$264,717
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,771	$2,888
Deferred revenue	80,056	69,220
Operating lease liabilities	3,344	2,693
Accrued wages and payroll related benefits	10,794	12,556
Accrued expenses and other	13,081	11,072
Total current liabilities	114,046	98,429
Deferred revenue, net of current portion	185	132
Operating lease liabilities, net of current portion	20,053	20,946
Total liabilities	134,284	119,507
Commitments and contingencies (Note 6)

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021

Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 49,556,162 and 46,717,544 shares issued and outstanding, respectively, at June 30, 2022; 48,663,781 and 45,844,325 shares issued and outstanding, respectively, at December 31, 2021	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 8,123,080 and 7,916,136 shares issued and outstanding, respectively, at June 30, 2022; 8,516,390 and 8,309,446 shares issued and outstanding, respectively, at December 31, 2021	1	1
Additional paid-in capital	373,519	351,774
Treasury stock, at cost	(32,037)	(30,824)
Accumulated other comprehensive loss	(314)	—
Accumulated deficit	(200,110)	(175,745)
Total stockholders’ equity	141,063	145,210
Total liabilities and stockholders’ equity	$275,347	$264,717
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Subscription	$60,732	$44,180	$117,512	$84,535
Professional services and other	700	505	1,349	968
Total revenue	61,432	44,685	118,861	85,503
Cost of revenue
Subscription	14,876	10,930	28,633	20,635
Professional services and other	264	225	498	517
Total cost of revenue	15,140	11,155	29,131	21,152
Gross profit	46,292	33,530	89,730	64,351
Operating expenses
Research and development	15,374	9,008	28,439	17,280
Sales and marketing	30,350	19,822	55,962	37,975
General and administrative	15,101	10,012	29,471	20,627
Total operating expenses	60,825	38,842	113,872	75,882
Loss from operations	(14,533)	(5,312)	(24,142)	(11,531)
Interest expense	(28)	(77)	(99)	(149)
Interest income	321	65	444	117
Other expense, net	(290)	(55)	(398)	(174)
Loss before income taxes	(14,530)	(5,379)	(24,195)	(11,737)
Income tax expense	80	63	170	72
Net loss	$(14,610)	$(5,442)	$(24,365)	$(11,809)
Net loss per share attributable to common shareholders, basic and diluted	$(0.27)	$(0.10)	$(0.45)	$(0.22)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	54,502,809	53,684,325	54,356,817	53,557,340
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(14,610)	$(5,442)	$(24,365)	$(11,809)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax	(154)	—	(314)	—
Comprehensive loss	$(14,764)	$(5,442)	$(24,679)	$(11,809)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2022	54,407,191	$5	$360,172	3,040,265	$(31,763)	(160)	$(185,500)	$142,754
Exercise of stock options	25,000	—	8					8
Stock-based compensation expense			12,664					12,664
Issuance of common stock from equity award settlement	187,820	—						—
Taxes paid related to net share settlement of equity awards				5,297	(274)			(274)
Issuance of common stock in connection with employee stock purchase plan	13,669	—	675					675
Other comprehensive loss, net of tax						(154)		(154)
Net loss							(14,610)	(14,610)
Balances at June 30, 2022	54,633,680	$5	$373,519	3,045,562	$(32,037)	$(314)	$(200,110)	$141,063

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2021	53,543,383	$5	$333,939	3,019,078	$(30,125)	$(153,410)	$150,409
Exercise of stock options	20,000	—	6				6
Stock-based compensation expense			5,444				5,444
Issuance of common stock from equity award settlement	240,891	—					—
Taxes paid related to net share settlement of equity awards				3,661	(255)		(255)
Net loss						(5,442)	(5,442)
Balances at June 30, 2021	53,804,274	$5	$339,389	3,022,739	$(30,380)	$(158,852)	$150,162

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2021	54,153,771	$5	$351,774	3,026,400	$(30,824)	$—	$(175,745)	$145,210
Exercise of stock options	38,545	—	14					14
Stock-based compensation expense			21,056					21,056
Issuance of common stock from equity award settlement	427,695	—						—
Taxes paid related to net share settlement of equity awards				19,162	(1,213)			(1,213)
Issuance of common stock in connection with employee stock purchase plan	13,669	—	675					675
Other comprehensive loss, net of tax						(314)		(314)
Net loss							(24,365)	(24,365)
Balances at June 30, 2022	54,633,680	$5	$373,519	3,045,562	$(32,037)	$(314)	$(200,110)	$141,063

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2020	53,266,472	$5	$328,343	3,006,448	$(29,206)	$(147,043)	$152,099
Exercise of stock options	55,500	—	29				29
Stock-based compensation expense			9,353				9,353
Issuance of common stock from equity award settlement	482,302	—					—
Taxes paid related to net share settlement of equity awards				16,291	(1,174)		(1,174)
Proceeds from disgorgement of stockholder short-swing profits			1,664				1,664
Net loss						(11,809)	(11,809)
Balances at June 30, 2021	53,804,274	$5	$339,389	3,022,739	$(30,380)	$(158,852)	$150,162

See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(24,365)	$(11,809)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	1,399	1,476
Amortization of line of credit issuance costs	30	93
Amortization of premium on marketable securities	143	303
Amortization of acquired intangible assets	521	521
Amortization of deferred commissions	8,467	5,439
Amortization of right-of-use operating lease asset	368	342
Stock-based compensation expense	21,056	9,353
Provision for accounts receivable allowances	623	87
Changes in operating assets and liabilities
Accounts receivable	(4)	958
Prepaid expenses and other current assets	(2,275)	2,850
Deferred commissions	(12,991)	(9,531)
Accounts payable and accrued expenses	4,128	(1,987)
Deferred revenue	10,889	10,782
Lease liabilities	(1,320)	(902)
Net cash provided by operating activities	6,669	7,975
Cash flows from investing activities
Purchases of property and equipment	(913)	(466)
Purchases of marketable securities	(106,832)	(63,172)
Proceeds from maturity of marketable securities	63,070	49,010
Net cash used in investing activities	(44,675)	(14,628)
Cash flows from financing activities
Payments for line of credit issuance costs	(23)	(124)
Proceeds from exercise of stock options	14	29
Proceeds from employee stock purchase plan	675	—
Proceeds from disgorgement of stockholders short-swing profits	—	1,664
Employee taxes paid related to the net share settlement of stock-based awards	(1,213)	(1,174)
Net cash (used in) provided by financing activities	(547)	395
Net decrease in cash and cash equivalents	(38,553)	(6,258)
Cash and cash equivalents
Beginning of period	107,114	114,515
End of period	$68,561	$108,257
Supplemental noncash disclosures
Operating lease liability arising from operating ROU asset obtained	$1,079	$—
Balance of property and equipment in accounts payable	$53	$—
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. As the extent and duration of the impact of the COVID-19 pandemic remains uncertain, the Company’s estimates and judgments may evolve as conditions change. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of August 3, 2022, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022. There have been no significant changes to these policies during the six months ended June 30, 2022.
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
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancelable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended June 30, 2022 and 2021 that was included in deferred revenue at the beginning of each period was $36.2 million and $24.0 million, respectively. The amount of revenue recognized during the six months ended June 30, 2022 and 2021 that was included in deferred revenue at the beginning of each period was $51.6 million and $31.9 million, respectively.
As of June 30, 2022, including amounts already invoiced and amounts contracted but not yet invoiced, $127.6 million of revenue is expected to be recognized from remaining performance obligations, of which 82% is expected to be recognized in the next 12 months, with the remainder thereafter.
3.Operating Leases
The Company has operating lease agreements for offices in Chicago, Illinois, and Seattle, Washington. The Chicago lease expires in January 2028 and the Seattle lease expires in January 2031. The Company’s existing operating leases require escalating monthly rental payments ranging from $72,000 to $280,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its v c lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
The Company entered into a new lease agreement for an office in Dublin, Ireland, with an expected total future commitment of $1.1 million and lease commencement date of July 2022. The lease has an expected expiration date of June 2024. For accounting purposes under ASC 842, the lease

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

commenced on June 30, 2022, resulting in the recording of a $1.1 million right-of-use operating lease asset and operating lease liability.
The following table provides a summary of operating lease assets and liabilities as of June 30, 2022 (in thousands):

Assets
Operating lease right-of-use assets	$10,170
Liabilities
Operating lease liabilities	3,344
Operating lease liabilities, non-current	20,053
Total operating lease liabilities	$23,397
The following table provides information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating lease expense	$503	$503	$1,006	$1,002
Variable lease expense	866	839	1,733	1,678
Within the condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the six months ended June 30, 2022 and June 30, 2021 were $3.7 million and $3.2 million, respectively. As of June 30, 2022, the weighted-average remaining lease term is 6.3 years and the weighted-average discount rate is 5.5%.
Remaining maturities of operating lease liabilities as of June 30, 2022 are as follows (in thousands):

Years ending December 31,
2022	$2,254
2023	4,584
2024	4,394
2025	4,205
2026	4,298
Thereafter	7,994
Total future minimum lease payments	$27,729
Less: imputed interest	(4,332)
Total operating lease liabilities	$23,397

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
There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the six months ended June 30, 2022, the Company recognized an immaterial provision related to foreign income taxes.
5.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$766	$234	$1,214	$418
Research and development	3,060	937	4,785	1,654
Sales and marketing	5,959	2,725	10,177	4,477
General and administrative	2,879	1,548	4,880	2,804
Total stock-based compensation	$12,664	$5,444	$21,056	$9,353

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of June 30, 2022 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2022	$14,782
2023	16,694
2024	1,489
2025	176
2026	—
Thereafter	—
Total contract commitments	$33,141
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the period ended June 30, 2022.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the period ended June 30, 2022.
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of June 30, 2022 and December 31, 2021, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 28% and 29% for the six

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

months ended June 30, 2022 and 2021, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas	$48,285	$35,032	$93,515	$67,110
EMEA	10,275	7,355	19,729	13,955
Asia Pacific	2,872	2,298	5,617	4,438
Total	$61,432	$44,685	$118,861	$85,503
8.Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of common stock for each period. Diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options, restricted stock units, and restricted stock awards. Because the Company incurred net losses each period, the basic and diluted calculations are the same. Basic and diluted net loss per share are the same for each class of common stock, as both Class A and Class B stockholders are entitled to the same liquidation and dividend rights.
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common shareholders	$(14,610)	$(5,442)	$(24,365)	$(11,809)
Weighted average common shares outstanding	54,502,809	53,684,325	54,356,817	53,557,340
Net loss per share, basic and diluted	$(0.27)	$(0.10)	$(0.45)	$(0.22)
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	June 30,
	2022	2021
Stock options outstanding	59,510	105,510
RSUs	2,697,798	1,992,113
Total potentially dilutive shares	2,757,308	2,097,623

9. Fair Value Measurements
The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$17,664	$—	$17,664
Commercial paper	—	52,442	—	52,442
U.S. Treasury securities	—	30,376	—	30,376
Asset-backed securities	—	12,643	—	12,643
Total assets	$—	$113,125	$—	$113,125

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$26,274	$—	$26,274
Commercial paper	—	33,481	—	33,481
Asset-backed securities	—	$10,066	$—	10,066
Total assets	$—	$69,821	$—	$69,821
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
For the periods presented, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. As of June 30, 2022 and December 31, 2021, there was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table classifies our marketable securities by contractual maturity (in thousands):

	June 30, 2022	December 31, 2021
Due in one year or less	105,194	69,821
Due after one year and within two years	7,931	—
Total	113,125	69,821

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, including the potential impact of the COVID-19 pandemic on our business. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, and in other parts of this Quarterly Report. See "Cautionary Note Regarding Forward-Looking Statements."
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. We have made it increasingly easy to standardize on Sprout Social as the centralized system of record for social and to help customers maximize the value of this mission critical channel. Currently, more than 33,000 customers across more than 100 countries rely on our platform.
Introduced in 2011, our cloud software brings together social messaging, data and workflows in a unified system of record, intelligence and action. Operating across major networks, including Twitter, Facebook, Instagram, TikTok, Pinterest, LinkedIn, Google, Reddit, Glassdoor and YouTube, and commerce platforms Facebook Shops, Shopify and WooCommerce, we provide organizations with a centralized platform to manage their social media efforts across stakeholders and business functions. Virtually every aspect of business has been impacted by social media, from marketing, sales, commerce and public relations to customer service, product and strategy, creating a need for an entirely new category of software. We offer our customers a centralized, secure and powerful platform to manage this broad, complex channel effectively across their organization.
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
We generated revenue of $61.4 million and $44.7 million during the three months ended June 30, 2022 and 2021, respectively, representing growth of 37%. We generated revenue of $118.9 million and $85.5 million during the six months ended June 30, 2022 and 2021, respectively, representing growth of 39%. In the six months ended June 30, 2022, software subscriptions contributed 99% of our revenue.
We generated net losses of $14.6 million and $5.4 million during the three months ended June 30, 2022 and 2021, respectively, which included stock-based compensation expense of $12.7 million and $5.4 million, respectively. We generated net losses of $24.4 million and $11.8 million during the six months ended June 30, 2022 and 2021, respectively, which included stock-based compensation expense of $21.1 million and $9.4 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.

COVID-19
We continue to monitor the actual and potential effects of the COVID-19 pandemic across our business. The extent of the pandemic’s impact on our operational and financial performance and financial position will depend on certain developments, including the duration and spread of the outbreak and the governmental responses to address the pandemic and any re-emergence of COVID-19, impact on our customers and sales cycles and impact on our employees, all of which are uncertain and cannot be predicted.
Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, the pandemic has not had a material adverse impact on our operational and financial performance to date. We will continue to monitor the potential impact of COVID-19; however, at this time, the extent to which the pandemic may impact our financial condition or results of operations is uncertain.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 33,000 customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the six months ended June 30, 2022 was approximately 28% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia and the Philippines to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.

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

	As of June 30,
	2022	2021
Number of customers	33,620	29,612
ARR
We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period. We believe ARR is an indicator of the scale of our entire platform while mitigating fluctuations due to seasonality and contract term.

	As of June 30,
	2022	2021
	(in thousands)
ARR	$256,138	$189,109
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

	As of June 30,
	2022	2021
Number of customers contributing more than $10,000 in ARR	5,800	3,936
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

	As of June 30,
	2022	2021
Number of customers contributing more than $50,000 in ARR	755	401

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenue
Subscription	$60,732	$44,180	$117,512	$84,535
Professional services and other	700	505	1,349	968
Total revenue	61,432	44,685	118,861	85,503
Cost of revenue(1)
Subscription	14,876	10,930	28,633	20,635
Professional services and other	264	225	498	517
Total cost of revenue	15,140	11,155	29,131	21,152
Gross profit	46,292	33,530	89,730	64,351
Operating expenses
Research and development(1)	15,374	9,008	28,439	17,280
Sales and marketing(1)	30,350	19,822	55,962	37,975
General and administrative(1)	15,101	10,012	29,471	20,627
Total operating expenses	60,825	38,842	113,872	75,882
Loss from operations	(14,533)	(5,312)	(24,142)	(11,531)
Interest expense	(28)	(77)	(99)	(149)
Interest income	321	65	444	117
Other expense, net	(290)	(55)	(398)	(174)
Loss before income taxes	(14,530)	(5,379)	(24,195)	(11,737)
Income tax expense	80	63	170	72
Net loss	$(14,610)	$(5,442)	$(24,365)	$(11,809)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$766	$234	$1,214	$418
Research and development	3,060	937	4,785	1,654
Sales and marketing	5,959	2,725	10,177	4,477
General and administrative	2,879	1,548	4,880	2,804
Total stock-based compensation	$12,664	$5,444	$21,056	$9,353

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%	99%
Professional services and other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	24%	24%	24%	24%
Professional services and other	—%	1%	—%	1%
Total cost of revenue	25%	25%	25%	25%
Gross profit	75%	75%	75%	75%
Operating expenses
Research and development	25%	20%	24%	20%
Sales and marketing	49%	44%	47%	44%
General and administrative	25%	22%	25%	24%
Total operating expenses	99%	87%	96%	89%
Loss from operations	(24)%	(12)%	(20)%	(13)%
Interest expense	—%	—%	—%	—%
Interest income	1%	—%	—%	—%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(24)%	(12)%	(20)%	(14)%
Income tax expense	—%	—%	—%	—%
Net loss	(24)%	(12)%	(20)%	(14)%
Note: Certain amounts may not sum due to rounding

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$60,732	$44,180	$16,552	37%
Professional services and other	700	505	195	39%
Total revenue	$61,432	$44,685	$16,747	37%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 29,612 as of June 30, 2021 to 33,620 as of June 30, 2022. Customers contributing over $10,000 in ARR grew 47% versus the prior year and customers contributing over $50,000 in ARR grew 88% versus the prior year. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$14,876	$10,930	$3,946	36%
Professional services and other	264	225	39	17%
Total cost of revenue	15,140	11,155	3,985	36%
Gross profit	$46,292	$33,530	$12,762	38%
Gross margin
Total gross margin	75%	75%

The increase in cost of subscription revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,169
Personnel costs	1,069
Stock-based compensation expense	532
Other	176
Subscription cost of revenue	$3,946
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 40% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was primarily due to the increased headcount.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$15,374	$9,008	$6,366	71%
Percentage of total revenue	25%	20%
The increase in research and development expense for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$4,026
Stock-based compensation expense	2,123
Other	217
Research and development	$6,366
Personnel costs increased primarily as a result of a 49% increase in headcount to grow our research and development teams to drive our technology innovation through the development of new features on our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$30,350	$19,822	$10,528	53%
Percentage of total revenue	49%	44%
The increase in sales and marketing expense for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$7,132
Stock-based compensation expense	3,234
Other	162
Sales and marketing	$10,528
Personnel costs increased primarily as a result of a 39% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year-over-year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was primarily due to the increased headcount and awards granted to our President.
General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$15,101	$10,012	$5,089	51%
Percentage of total revenue	25%	22%
The increase in general and administrative expense for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$1,768
Stock-based compensation expense	1,331
Credit losses on accounts receivable	589
Other	1,401
General and administrative	$5,089
Personnel costs increased primarily as a result of a 47% increase in headcount as we continue to grow our business and operate as a publicly traded company. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in credit losses on accounts receivable was primarily driven by higher accounts receivable balances. The increase in other was driven by various expenses related to overhead.
Interest Income (Expense), Net

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income (expense), net	$293	$(12)	$305	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in interest income (expense), net was primarily driven by the increased investment in marketable securities.
Other Expense, Net

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other expense net	$(290)	$(55)	$(235)	427%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax expense	$80	$63	$17	27%
Percentage of total revenue	—%	—%
The increase in income tax expense is due to higher earnings in foreign jurisdictions.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$117,512	$84,535	$32,977	39%
Professional services and other	1,349	968	381	39%
Total revenue	$118,861	$85,503	$33,358	39%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 29,612 as of June 30, 2021 to 33,620 as of June 30, 2022. Customers contributing over $10,000 in ARR grew 47% versus the prior year and customers contributing over $50,000 in ARR grew 88% versus the prior year. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$28,633	$20,635	$7,998	39%
Professional services and other	498	517	(19)	(4)%
Total cost of revenue	29,131	21,152	7,979	38%
Gross profit	$89,730	$64,351	$25,379	39%
Gross margin
Total gross margin	75%	75%

The increase in cost of subscription revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the following:

Change
(in thousands)
Data provider fees	$4,410
Personnel costs	2,475
Stock-based compensation expense	796
Other	298
Subscription cost of revenue	$7,979
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 40% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was primarily due to the increased headcount.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$28,439	$17,280	$11,159	65%
Percentage of total revenue	24%	20%
The increase in research and development expense for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$7,744
Stock-based compensation expense	3,131
Other	284
Research and development	$11,159
Personnel costs increased primarily as a result of a 49% increase in headcount to grow our research and development teams to drive our technology innovation through the development of new features on our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$55,962	$37,975	$17,987	47%
Percentage of total revenue	47%	44%
The increase in sales and marketing expense for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$11,781
Stock-based compensation expense	5,700
Other	506
Sales and marketing	$17,987
Personnel costs increased primarily as a result of a 39% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year-over-year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was primarily due to the increased headcount and awards granted to our President.
General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$29,471	$20,627	$8,844	43%
Percentage of total revenue	25%	24%
The increase in general and administrative expense for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$4,187
Stock-based compensation expense	2,076
Credit losses on accounts receivable	536
Other	2,045
General and administrative	$8,844
Personnel costs increased primarily as a result of a 47% increase in headcount as we continue to grow our business and operate as a publicly traded company. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in credit losses on accounts receivable was primarily driven by higher accounts receivable balances. The increase in other was driven by $0.5 million in higher indirect tax expense and various other expenses related to overhead.
Interest Income (Expense), Net

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income (expense), net	$345	$(32)	$377	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in interest income (expense), net was primarily driven by the increased investment in marketable securities.
Other Expense, Net

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other expense net	$(398)	$(174)	$(224)	129%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax expense	$170	$72	$98	136%
Percentage of total revenue	—%	—%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
Non-GAAP gross profit	$47,058	$33,764	$90,944	$64,769
Non-GAAP operating (loss) income	(1,869)	132	(3,086)	(2,178)
Non-GAAP net (loss) income	(1,946)	2	(3,309)	(2,456)
Non-GAAP net (loss) income per share	(0.04)	—	(0.06)	(0.05)
Free cash flow	$667	$4,062	$5,756	$7,509
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$46,292	$33,530	$89,730	$64,351
Stock-based compensation expense	766	234	1,214	418
Non-GAAP gross profit	$47,058	$33,764	$90,944	$64,769

Non-GAAP Operating (Loss) Income
We define non-GAAP operating (loss) income as GAAP loss from operations, excluding stock-based compensation expense. We believe non-GAAP operating (loss) income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-

period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Non-GAAP operating (loss) income	(dollars in thousands)
Loss from operations	$(14,533)	$(5,312)	$(24,142)	$(11,531)
Stock-based compensation expense	12,664	5,444	21,056	9,353
Non-GAAP operating (loss) income	$(1,869)	$132	$(3,086)	$(2,178)
Non-GAAP Net (Loss) Income
We define non-GAAP net (loss) income as GAAP net loss, excluding stock-based compensation expense. We believe non-GAAP net (loss) income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Non-GAAP net (loss) income	(dollars in thousands)
Net loss	$(14,610)	$(5,442)	$(24,365)	$(11,809)
Stock-based compensation expense	12,664	5,444	21,056	9,353
Non-GAAP net (loss) income	$(1,946)	$2	$(3,309)	$(2,456)
Non-GAAP Net (Loss) Income per Share
We define non-GAAP net (loss) income per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense. We believe non-GAAP net (loss) income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Non-GAAP net (loss) income per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.27)	$(0.10)	$(0.45)	$(0.22)
Stock-based compensation expense per share	0.23	0.10	0.39	0.17
Non-GAAP net (loss) income per share(1)	$(0.04)	$—	$(0.06)	$(0.05)
_________________
(1)For the three months ended June 30, 2021, non-GAAP basic and diluted net income per share were both $0.00. Non-GAAP diluted net income per share for the three months ended June 30, 2021 was calculated using 54,834,301 weighted-average shares of common stock outstanding, which includes the impact of dilutive shares related to options and restricted stock units. All other GAAP and non-GAAP net loss per share calculations excluded these common stock equivalents as their effect is anti-dilutive.
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we define as net cash provided by operating activities less purchases of property and equipment. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash provided by our core operations that, after the purchases of property and equipment, is available to be used for strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of free cash flow is that it does not reflect our future contractual obligations. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Free cash flow	(dollars in thousands)
Net cash provided by operating activities	$1,267	$4,355	$6,669	$7,975
Purchases of property and equipment	(600)	(293)	(913)	(466)
Free cash flow	$667	$4,062	$5,756	$7,509
Liquidity and Capital Resources
Our liquidity and capital resources were not materially impacted by the COVID-19 pandemic and the governmental responses to address the pandemic and the related economic impact during the six months ended June 30, 2022. For further discussion regarding the future potential impacts of COVID-19 and the related economic impacts on our liquidity and capital resources, see “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $68.6 million, marketable securities of $113.1 million and net accounts receivable of $24.9 million. Historically, we have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and historical statement of cash flows. However, for the six months ended June 30, 2022 and 2021, we generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term if the COVID-19 pandemic and the governmental responses to address the pandemic and any re-emergence of COVID-19 persist for a prolonged period of time. The impact of the COVID-19 pandemic on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
The SVB Credit Facility expired by its terms on January 31, 2022.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$6,669	$7,975
Net cash used in investing activities	(44,675)	(14,628)
Net cash (used in) provided by financing activities	(547)	395
Net decrease in cash and cash equivalents	$(38,553)	$(6,258)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the six months ended June 30, 2022 and 2021, we generated positive cash flows from operating activities.
Net cash provided by operating activities during the six months ended June 30, 2022 was $6.7 million, which resulted from a net loss of $24.4 million adjusted for non-cash charges of $32.6 million and net cash outflow of $1.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $21.1 million of stock-based compensation expense, $1.9 million of depreciation and intangible asset amortization expense, $8.5 million for amortization of deferred contract acquisition costs, which were primarily commissions, and $0.4 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $13.0 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $2.3 million increase in prepaid expenses and other assets, as well as a $1.3 million decrease in operating lease liabilities. These outflows were primarily offset by a $10.9 million increase in deferred revenue and a $4.1 million increase in accounts payable and accrued expenses.
Net cash provided by operating activities during the six months ended June 30, 2021 was $8.0 million, which resulted from a net loss of $11.8 million adjusted for non-cash charges of $17.6 million and net cash inflow of $2.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $9.4 million of stock-based compensation expense, $2.0 million of depreciation and intangible asset amortization expense, $5.4 million for amortization of deferred contract acquisition costs, which were primarily commissions, and $0.3 million of amortization of ROU operating lease assets. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $10.8 million increase in deferred revenue, a $1.0 million decrease in gross accounts receivable, and a $2.9 million decrease in prepaid expenses. These inflows were primarily offset by a $9.5 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $2.0 million decrease in accounts payable and other accrued liabilities, and a $0.9 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $44.7 million, which was primarily due to $106.8 million in purchases of marketable securities, partially offset by $63.1 million in proceeds from maturities of marketable securities.
Net cash used in investing activities for the six months ended June 30, 2021 was $14.6 million, which was primarily due to $63.2 million in purchases of marketable securities, partially offset by $49.0 million in proceeds from the maturities of marketable securities.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 was $0.5 million, primarily driven by $1.2 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $0.7 million in proceeds from purchases under our employee stock purchase plan.
Net cash provided by financing activities for the six months ended June 30, 2021 was $0.4 million, which was primarily the result of $1.7 million from the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act, offset by $1.2 million in payments related to the employee withholding taxes as a result of the net settlement of stock-based awards.
Contractual Obligations
As of June 30, 2022, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of June 30, 2022, the total obligation for operating leases was $27.7 million of which $4.5 million is expected in the next twelve months. As of June 30, 2022, our purchase commitment for primarily data and services was $33.1 million, of which $30.7 million is expected in the next twelve months. See Note 3 and Note 6 of the notes to our condensed consolidated financial statements for more information regarding these obligations.
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
Our significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022. There have been no significant changes to these policies during the six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $68.6 million as of June 30, 2022, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $113.1 million which were invested in investment-grade corporate bonds, commercial paper, treasury securities and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments and marketable securities. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2022. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Sprout Social’s Current Report on form 8-K (File No. 001-39156) filed on December 17, 2019).
10.1	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements
104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
August 3, 2022	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)