Form 10-Q
period 2022-09-30
Sprout Social, Inc.
filed 2022-11-04
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 31, 2022, there were 47,261,729 shares and 7,576,582 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$95,141	$107,114
Marketable securities	76,967	69,821
Accounts receivable, net of allowances of $1,562 and $1,298 at September 30, 2022 and December 31, 2021, respectively	26,728	25,483
Deferred commissions	17,929	13,915
Prepaid expenses and other assets	8,483	6,199
Total current assets	225,248	222,532
Marketable securities, noncurrent	9,755	—
Property and equipment, net	12,251	12,854
Deferred commissions, net of current portion	16,816	14,402
Operating lease, right-of-use assets	9,842	9,459
Goodwill	2,299	2,299
Intangible assets, net	2,263	3,045
Other assets, net	48	126
Total assets	$278,522	$264,717
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,202	$2,888
Deferred revenue	84,781	69,220
Operating lease liabilities	3,350	2,693
Accrued wages and payroll related benefits	10,989	12,556
Accrued expenses and other	13,134	11,072
Total current liabilities	119,456	98,429
Deferred revenue, net of current portion	264	132
Operating lease liabilities, net of current portion	19,117	20,946
Total liabilities	138,837	119,507
Commitments and contingencies (Note 6)

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021

Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 50,062,955 and 47,218,380 shares issued and outstanding, respectively, at September 30, 2022; 48,663,781 and 45,844,325 shares issued and outstanding, respectively, at December 31, 2021	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 7,808,026 and 7,601,082 shares issued and outstanding, respectively, at September 30, 2022; 8,516,390 and 8,309,446 shares issued and outstanding, respectively, at December 31, 2021	1	1
Additional paid-in capital	386,593	351,774
Treasury stock, at cost	(32,380)	(30,824)
Accumulated other comprehensive loss	(490)	—
Accumulated deficit	(214,043)	(175,745)
Total stockholders’ equity	139,685	145,210
Total liabilities and stockholders’ equity	$278,522	$264,717
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Subscription	$64,536	$48,570	$182,048	$133,105
Professional services and other	771	521	2,120	1,489
Total revenue	65,307	49,091	184,168	134,594
Cost of revenue
Subscription	15,008	12,088	43,641	32,723
Professional services and other	304	258	802	775
Total cost of revenue	15,312	12,346	44,443	33,498
Gross profit	49,995	36,745	139,725	101,096
Operating expenses
Research and development	16,278	10,551	44,717	27,831
Sales and marketing	32,411	21,383	88,373	59,358
General and administrative	15,691	11,649	45,162	32,276
Total operating expenses	64,380	43,583	178,252	119,465
Loss from operations	(14,385)	(6,838)	(38,527)	(18,369)
Interest expense	(29)	(78)	(128)	(227)
Interest income	728	73	1,172	190
Other expense, net	(160)	(86)	(558)	(260)
Loss before income taxes	(13,846)	(6,929)	(38,041)	(18,666)
Income tax expense	87	64	257	136
Net loss	$(13,933)	$(6,993)	$(38,298)	$(18,802)
Net loss per share attributable to common shareholders, basic and diluted	$(0.25)	$(0.13)	$(0.70)	$(0.35)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	54,716,770	53,908,520	54,450,003	53,670,652
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(13,933)	$(6,993)	$(38,298)	$(18,802)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax	(176)	—	(490)	—
Comprehensive loss	$(14,109)	$(6,993)	$(38,788)	$(18,802)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2022	54,633,680	$5	$373,519	3,045,562	$(32,037)	(314)	$(200,110)	$141,063
Exercise of stock options	—	—	—					—
Stock-based compensation			13,074					13,074
Issuance of common stock from equity award settlement	185,782	—						—
Taxes paid related to net share settlement of equity awards				5,957	(343)			(343)
Other comprehensive loss, net of tax						(176)		(176)
Net loss							(13,933)	(13,933)
Balances at September 30, 2022	54,819,462	$5	$386,593	3,051,519	$(32,380)	$(490)	$(214,043)	$139,685

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2021	53,804,274	$5	$339,389	3,022,739	$(30,380)	$(158,852)	$150,162
Exercise of stock options	1,247	—	1				1
Stock-based compensation			5,226				5,226
Issuance of common stock from equity award settlement	163,863	—					—
Taxes paid related to net share settlement of equity awards				3,661	(444)		(444)
Net loss						(6,993)	(6,993)
Balances at September 30, 2021	53,969,384	$5	$344,616	3,026,400	$(30,824)	$(165,845)	$147,952

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2021	54,153,771	$5	$351,774	3,026,400	$(30,824)	$—	$(175,745)	$145,210
Exercise of stock options	38,545	—	14					14
Stock-based compensation			34,130					34,130
Issuance of common stock from equity award settlement	613,477	—						—
Taxes paid related to net share settlement of equity awards				25,119	(1,556)			(1,556)
Issuance of common stock in connection with employee stock purchase plan	13,669	—	675					675
Other comprehensive loss, net of tax						(490)		(490)
Net loss							(38,298)	(38,298)
Balances at September 30, 2022	54,819,462	$5	$386,593	3,051,519	$(32,380)	$(490)	$(214,043)	$139,685

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2020	53,266,472	$5	$328,343	3,006,448	$(29,206)	$(147,043)	$152,099
Exercise of stock options	56,747	—	30				30
Stock-based compensation			14,579				14,579
Issuance of common stock from equity award settlement	646,165	—					—
Taxes paid related to net share settlement of equity awards				19,952	(1,618)		(1,618)
Proceeds from disgorgement of stockholder short-swing profits			1,664				1,664
Net loss						(18,802)	(18,802)
Balances at September 30, 2021	53,969,384	$5	$344,616	3,026,400	$(30,824)	$(165,845)	$147,952

See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(38,298)	$(18,802)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	2,127	2,230
Amortization of line of credit issuance costs	30	144
Amortization of premium (accretion of discount) on marketable securities	(20)	502
Amortization of acquired intangible assets	782	782
Amortization of deferred commissions	13,310	8,620
Amortization of right-of-use operating lease asset	696	503
Stock-based compensation expense	34,030	14,579
Provision for accounts receivable allowances	562	141
Changes in operating assets and liabilities
Accounts receivable	(1,807)	995
Prepaid expenses and other current assets	(2,208)	2,510
Deferred commissions	(19,738)	(14,988)
Accounts payable and accrued expenses	4,808	4,414
Deferred revenue	15,693	12,231
Lease liabilities	(2,251)	(1,521)
Net cash provided by operating activities	7,716	12,340
Cash flows from investing activities
Purchases of property and equipment	(1,427)	(662)
Purchases of marketable securities	(135,742)	(79,524)
Proceeds from maturity of marketable securities	118,370	68,710
Net cash used in investing activities	(18,799)	(11,476)
Cash flows from financing activities
Payments for line of credit issuance costs	(23)	(123)
Proceeds from exercise of stock options	14	30
Proceeds from employee stock purchase plan	675	—
Proceeds from disgorgement of stockholders short-swing profits	—	1,664
Employee taxes paid related to the net share settlement of stock-based awards	(1,556)	(1,618)
Net cash used in financing activities	(890)	(47)
Net (decrease) increase in cash and cash equivalents	(11,973)	817
Cash and cash equivalents
Beginning of period	107,114	114,515
End of period	$95,141	$115,332
Supplemental noncash disclosures
Operating lease liability arising from operating ROU asset obtained	$1,079	$—
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic and the effects of global macroeconomic and geopolitical uncertainty. As the extent and duration of the impact of these factors remains uncertain, the Company’s estimates and judgments may evolve as conditions change. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of November 4, 2022, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022. There have been no significant changes to these policies during the nine months ended September 30, 2022.
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
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancelable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended September 30, 2022 and 2021 that was included in deferred revenue at the beginning of each period was $38.8 million and $26.8 million, respectively. The amount of revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in deferred revenue at the beginning of each period was $63.6 million and $39.3 million, respectively.
As of September 30, 2022, including amounts already invoiced and amounts contracted but not yet invoiced, $136.9 million of revenue is expected to be recognized from remaining performance obligations, of which 81% is expected to be recognized in the next 12 months, with the remainder thereafter.
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
The following table provides a summary of operating lease assets and liabilities as of September 30, 2022 (in thousands):

Assets
Operating lease right-of-use assets	$9,842
Liabilities
Operating lease liabilities	3,350
Operating lease liabilities, non-current	19,117
Total operating lease liabilities	$22,467
The following table provides information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating lease expense	$640	$503	$1,646	$1,505
Variable lease expense	866	839	2,599	2,517
Within the condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the nine months ended September 30, 2022 and September 30, 2021 were $5.7 million and $5.0 million, respectively. As of September 30, 2022, the weighted-average remaining lease term is 6.1 years and the weighted-average discount rate is 5.5%.
Remaining maturities of operating lease liabilities as of September 30, 2022 are as follows (in thousands):

Years ending December 31,
2022	$1,112
2023	4,513
2024	4,358
2025	4,205
2026	4,298
Thereafter	7,995
Total future minimum lease payments	$26,481
Less: imputed interest	(4,014)
Total operating lease liabilities	$22,467

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
There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the nine months ended September 30, 2022, the Company recognized an immaterial provision related to foreign income taxes.
5.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$674	$280	$1,888	$698
Research and development	3,122	1,067	7,907	2,721
Sales and marketing	6,164	2,316	16,341	6,793
General and administrative	3,014	1,563	7,894	4,367
Total stock-based compensation	$12,974	$5,226	$34,030	$14,579

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of September 30, 2022 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2022	$7,578
2023	17,687
2024	2,523
2025	610
2026	—
Thereafter	—
Total contract commitments	$28,398
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the period ended September 30, 2022.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the period ended September 30, 2022.
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of September 30, 2022 and December 31, 2021, there were no significant long-lived assets held by entities outside of the United States.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 28% for the nine months ended September 30, 2022 and 2021. Revenue by geographical region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$51,315	$38,888	$144,830	$105,998
EMEA	10,984	7,788	30,713	21,743
Asia Pacific	3,008	2,415	8,625	6,853
Total	$65,307	$49,091	$184,168	$134,594
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common shareholders	$(13,933)	$(6,993)	$(38,298)	$(18,802)
Weighted average common shares outstanding	54,716,770	53,908,520	54,450,003	53,670,652
Net loss per share, basic and diluted	$(0.25)	$(0.13)	$(0.70)	$(0.35)
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	September 30,
	2022	2021
Stock options outstanding	59,510	104,263
RSUs	2,688,608	1,897,648
Total potentially dilutive shares	2,748,118	2,001,911

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$26,918	$—	$26,918
Commercial paper	—	36,975	—	36,975
U.S. Treasury securities	—	16,415	—	16,415
Asset-backed securities	—	3,643	—	3,643
U.S. agency securities	—	2,771	—	2,771
Total assets	$—	$86,722	$—	$86,722

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$26,274	$—	$26,274
Commercial paper	—	33,481	—	33,481
Asset-backed securities	—	$10,066	$—	10,066
Total assets	$—	$69,821	$—	$69,821
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
For the periods presented, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. As of September 30, 2022 and December 31, 2021, there

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented.

The following table classifies our marketable securities by contractual maturity (in thousands):

	September 30, 2022	December 31, 2021
Due in one year or less	76,967	69,821
Due after one year and within two years	9,755	—
Total	86,722	69,821

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, including the potential impact of the COVID-19 pandemic on our business. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Quarterly Report and Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, and in other parts of this Quarterly Report. See "Cautionary Note Regarding Forward-Looking Statements."
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. We have made it increasingly easy to standardize on Sprout Social as the centralized system of record for social and to help customers maximize the value of this mission critical channel. Currently, more than 34,000 customers across more than 100 countries rely on our platform.
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
We generated revenue of $65.3 million and $49.1 million during the three months ended September 30, 2022 and 2021, respectively, representing growth of 33%. We generated revenue of $184.2 million and $134.6 million during the nine months ended September 30, 2022 and 2021, respectively, representing growth of 37%. In the nine months ended September 30, 2022, software subscriptions contributed 99% of our revenue.
We generated net losses of $13.9 million and $7.0 million during the three months ended September 30, 2022 and 2021, respectively, which included stock-based compensation expense of $13.0 million and $5.3 million, respectively. We generated net losses of $38.3 million and $18.8 million during the nine months ended September 30, 2022 and 2021, respectively, which included stock-based compensation expense of $34.0 million and $14.6 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
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
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 34,000 customers. In November 2022, we announced a price increase, which may result in a decrease in our total number of customers or the number of new customers we are able to acquire, even as the average spend of each new customer increases over time.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the nine months ended September 30, 2022 was approximately 28% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia and the Philippines to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of September 30,
	2022	2021
Number of customers	34,258	30,705
ARR
We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period. We believe ARR is an indicator of the scale of our entire platform while mitigating fluctuations due to seasonality and contract term.

	As of September 30,
	2022	2021
	(in thousands)
ARR	$271,266	$204,641
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

	As of September 30,
	2022	2021
Number of customers contributing more than $10,000 in ARR	6,111	4,380
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

	As of September 30,
	2022	2021
Number of customers contributing more than $50,000 in ARR	843	478

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Revenue
Subscription	$64,536	$48,570	$182,048	$133,105
Professional services and other	771	521	2,120	1,489
Total revenue	65,307	49,091	184,168	134,594
Cost of revenue(1)
Subscription	15,008	12,088	43,641	32,723
Professional services and other	304	258	802	775
Total cost of revenue	15,312	12,346	44,443	33,498
Gross profit	49,995	36,745	139,725	101,096
Operating expenses
Research and development(1)	16,278	10,551	44,717	27,831
Sales and marketing(1)	32,411	21,383	88,373	59,358
General and administrative(1)	15,691	11,649	45,162	32,276
Total operating expenses	64,380	43,583	178,252	119,465
Loss from operations	(14,385)	(6,838)	(38,527)	(18,369)
Interest expense	(29)	(78)	(128)	(227)
Interest income	728	73	1,172	190
Other expense, net	(160)	(86)	(558)	(260)
Loss before income taxes	(13,846)	(6,929)	(38,041)	(18,666)
Income tax expense	87	64	257	136
Net loss	$(13,933)	$(6,993)	$(38,298)	$(18,802)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$674	$280	$1,888	$698
Research and development	3,122	1,067	7,907	2,721
Sales and marketing	6,164	2,316	16,341	6,793
General and administrative	3,014	1,563	7,894	4,367
Total stock-based compensation	$12,974	$5,226	$34,030	$14,579

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%	99%
Professional services and other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	23%	25%	24%	24%
Professional services and other	—%	1%	—%	1%
Total cost of revenue	23%	25%	24%	25%
Gross profit	77%	75%	76%	75%
Operating expenses
Research and development	25%	21%	24%	21%
Sales and marketing	50%	44%	48%	44%
General and administrative	24%	24%	25%	24%
Total operating expenses	99%	89%	97%	89%
Loss from operations	(22)%	(14)%	(21)%	(14)%
Interest expense	—%	—%	—%	—%
Interest income	1%	—%	1%	—%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(21)%	(14)%	(21)%	(14)%
Income tax expense	—%	—%	—%	—%
Net loss	(21)%	(14)%	(21)%	(14)%
Note: Certain amounts may not sum due to rounding

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$64,536	$48,570	$15,966	33%
Professional services and other	771	521	250	48%
Total revenue	$65,307	$49,091	$16,216	33%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 30,705 as of September 30, 2021 to 34,258 as of September 30, 2022. Customers contributing over $10,000 in ARR grew 40% versus the prior year and customers contributing over $50,000 in ARR grew 76% versus the prior year. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$15,008	$12,088	$2,920	24%
Professional services and other	304	258	46	18%
Total cost of revenue	15,312	12,346	2,966	24%
Gross profit	$49,995	$36,745	$13,250	36%
Gross margin
Total gross margin	77%	75%

The increase in cost of subscription revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,282
Stock-based compensation expense	394
Personnel costs	199
Other	45
Subscription cost of revenue	$2,920
Fees paid to our data providers increased due to revenue growth. The increase in stock-based compensation expense and personnel costs increased primarily as a result of a 10% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$16,278	$10,551	$5,727	54%
Percentage of total revenue	25%	21%
The increase in research and development expense for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$3,303
Stock-based compensation expense	2,055
Other	369
Research and development	$5,727
Personnel costs increased primarily as a result of a 42% increase in headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$32,411	$21,383	$11,028	52%
Percentage of total revenue	50%	44%
The increase in sales and marketing expense for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$7,062
Stock-based compensation expense	3,848
Other	118
Sales and marketing	$11,028
Personnel costs increased primarily as a result of a 46% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year-over-year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was primarily due to the increased headcount and awards granted to our President.
General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$15,691	$11,649	$4,042	35%
Percentage of total revenue	24%	24%
The increase in general and administrative expense for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,855
Stock-based compensation expense	1,451
Other	(264)
General and administrative	$4,042
Personnel costs increased primarily as a result of a 36% increase in headcount as we continue to grow our business and operate as a publicly traded company. The increase in stock-based compensation expense was primarily due to the increased headcount.

Interest Income (Expense), Net

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income (expense), net	$699	$(5)	$704	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in interest income (expense), net was primarily driven by the increased investment in marketable securities.
Other Expense, Net

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other expense net	$(160)	$(86)	$(74)	86%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax expense	$87	$64	$23	36%
Percentage of total revenue	—%	—%
The increase in income tax expense is due to higher earnings in foreign jurisdictions.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$182,048	$133,105	$48,943	37%
Professional services and other	2,120	1,489	631	42%
Total revenue	$184,168	$134,594	$49,574	37%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 30,705 as of September 30, 2021 to 34,258 as of September 30, 2022. Customers contributing over $10,000 in ARR grew 40% versus the prior year and customers contributing over $50,000 in ARR grew 76% versus the prior year. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$43,641	$32,723	$10,918	33%
Professional services and other	802	775	27	3%
Total cost of revenue	44,443	33,498	10,945	33%
Gross profit	$139,725	$101,096	$38,629	38%
Gross margin
Total gross margin	76%	75%

The increase in cost of subscription revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the following:

Change
(in thousands)
Data provider fees	$6,811
Personnel costs	2,675
Stock-based compensation expense	1,190
Other	242
Subscription cost of revenue	$10,918
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 10% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was primarily due to the increased headcount.
Operating Expenses
Research and Development

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$44,717	$27,831	$16,886	61%
Percentage of total revenue	24%	21%
The increase in research and development expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$11,047
Stock-based compensation expense	5,186
Other	653
Research and development	$16,886
Personnel costs increased primarily as a result of a 42% increase in headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$88,373	$59,358	$29,015	49%
Percentage of total revenue	48%	44%
The increase in sales and marketing expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$18,844
Stock-based compensation expense	9,548
Other	623
Sales and marketing	$29,015
Personnel costs increased primarily as a result of a 46% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year-over-year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was primarily due to the increased headcount and awards granted to our President.
General and Administrative

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$45,162	$32,276	$12,886	40%
Percentage of total revenue	25%	24%
The increase in general and administrative expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$7,042
Stock-based compensation expense	3,527
Credit losses on accounts receivable	421
Other	1,896
General and administrative	$12,886
Personnel costs increased primarily as a result of a 36% increase in headcount as we continue to grow our business and operate as a publicly traded company. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in credit losses on accounts receivable was primarily driven by higher accounts receivable balances. The increase in other was driven by $0.5 million in higher accounting fees, $0.3 million in higher employee training costs, $0.3 million in recruiting costs and the remainder due to various other expenses related to overhead.
Interest Income (Expense), Net

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income (expense), net	$1,044	$(37)	$1,081	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in interest income (expense), net was primarily driven by the increased investment in marketable securities.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other expense net	$(558)	$(260)	$(298)	115%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax expense	$257	$136	$121	89%
Percentage of total revenue	—%	—%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
Non-GAAP gross profit	$50,669	$37,025	$141,613	$101,794
Non-GAAP operating loss	(1,411)	(1,612)	(4,497)	(3,790)
Non-GAAP net loss	(959)	(1,767)	(4,268)	(4,223)
Non-GAAP net loss per share	(0.02)	(0.03)	(0.08)	(0.08)
Free cash flow	$533	$4,169	$6,289	$11,678
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$49,995	$36,745	$139,725	$101,096
Stock-based compensation expense	674	280	1,888	698
Non-GAAP gross profit	$50,669	$37,025	$141,613	$101,794

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Non-GAAP operating loss	(dollars in thousands)
Loss from operations	$(14,385)	$(6,838)	$(38,527)	$(18,369)
Stock-based compensation expense	12,974	5,226	34,030	14,579
Non-GAAP operating loss	$(1,411)	$(1,612)	$(4,497)	$(3,790)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Non-GAAP net loss	(dollars in thousands)
Net loss	$(13,933)	$(6,993)	$(38,298)	$(18,802)
Stock-based compensation expense	12,974	5,226	34,030	14,579
Non-GAAP net loss	$(959)	$(1,767)	$(4,268)	$(4,223)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Non-GAAP net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.25)	$(0.13)	$(0.70)	$(0.35)
Stock-based compensation expense per share	0.23	0.10	0.62	0.27
Non-GAAP net loss per share	$(0.02)	$(0.03)	$(0.08)	$(0.08)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Free cash flow	(dollars in thousands)
Net cash provided by operating activities	$1,047	$4,365	$7,716	$12,340
Purchases of property and equipment	(514)	(196)	(1,427)	(662)
Free cash flow	$533	$4,169	$6,289	$11,678
Liquidity and Capital Resources
Our liquidity and capital resources were not materially impacted by the COVID-19 pandemic and the governmental responses to address the pandemic and the related economic impact during the nine months ended September 30, 2022. For further discussion regarding the future potential impacts of COVID-19 and the related economic impacts on our liquidity and capital resources, see “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $95.1 million, marketable securities of $86.7 million and net accounts receivable of $26.7 million. Our marketable securities generally consist of investment grade U.S. Treasury securities, corporate bonds, commercial paper, asset-backed securities, and U.S. agency securities. Historically, we have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and historical statement of cash flows. However, for the nine months ended September 30, 2022 and 2021, we generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term due to various risks and uncertainties, such as changes in macroeconomic conditions, the COVID-19 pandemic, governmental responses to address the pandemic and any re-emergence of COVID-19. The impact of changes in macroeconomic conditions and the COVID-19 pandemic on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
We believe our existing cash and cash equivalents will be sufficient to meet our operating and capital needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the impact of changes in macroeconomic conditions and the COVID-19 pandemic on our customers and our operations, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market acceptance of our product. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations and financial condition could be adversely affected.
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
The SVB Credit Facility expired by its terms on January 31, 2022.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$7,716	$12,340
Net cash used in investing activities	(18,799)	(11,476)
Net cash used in financing activities	(890)	(47)
Net (decrease) increase in cash and cash equivalents	$(11,973)	$817

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the nine months ended September 30, 2022 and 2021, we generated positive cash flows from operating activities.
Net cash provided by operating activities during the nine months ended September 30, 2022 was $7.7 million, which resulted from a net loss of $38.3 million adjusted for non-cash charges of $51.5 million and net cash outflow of $5.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $34.0 million of stock-based compensation expense, $2.9 million of depreciation and intangible asset amortization expense, $13.3 million for amortization of deferred contract acquisition costs, which were primarily commissions, and $0.7 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $19.7 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $2.2 million increase in prepaid expenses and other assets, as well as a $2.3 million decrease in operating lease liabilities. These outflows were primarily offset by a $15.7 million increase in deferred revenue and a $4.8 million increase in accounts payable and accrued expenses.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $18.8 million, which was primarily due to $135.7 million in purchases of marketable securities, partially offset by $118.4 million in proceeds from maturities of marketable securities.
Net cash used in investing activities for the nine months ended September 30, 2021 was $11.5 million, which was primarily due to $79.5 million in purchases of marketable securities, partially offset by $68.7 million in proceeds from maturities of marketable securities.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 was $0.9 million, primarily driven by $1.6 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $0.7 million in proceeds from purchases under our employee stock purchase plan.
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
Contractual Obligations
As of September 30, 2022, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of September 30, 2022, the total obligation for operating leases was $26.5 million of which $4.5 million is expected in the next twelve months. As of September 30, 2022, our purchase commitment for primarily data and services was $28.4 million, of which $24.8 million is expected in the next twelve months. See Note 3 and Note 6 of the notes to our condensed consolidated financial statements for more information regarding these obligations.
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
Our significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022. There have been no significant changes to these policies during the nine months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $95.1 million as of September 30, 2022, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $86.7 million which were invested in investment-grade corporate bonds, commercial paper, treasury securities and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments and marketable securities. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2022. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” ) in response to Part 1, Item 1A of the Form 10-K.
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
•the pricing of our products and the impact of any future price increases;
•the level of customer service that we provide;
•technological change; and
•growth or contraction in our addressable market.

If we are unable to meet customer demands and manage customer experiences through flexible solutions designed to address their needs or otherwise achieve more widespread market acceptance of our platform and products, our revenue, business, results of operations and financial condition and growth prospects will be adversely affected. We announced a price increase in November 2022 and may announce additional price increases in the future. As a result of this and any future pricing increase, we may experience a decrease in the number of prospective customers signing up for our free trial or converting to paying customers, and the number of new customers who purchase subscriptions to our products and services may decrease. As a result, our total number of customers or the number of net new customers we add each quarter may decrease over the course of several quarters even if the average spend of each new customer increases over time. We may also experience negative sentiment from our customers and prospective customers as a result of our increased pricing, which could impact our brand and competitiveness.

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

Item 5. Other Information.
On October 26, 2022, in connection with the recently adopted SEC rules regarding universal proxy, certain recent changes to the Delaware General Corporation law (the "DGCL") and a periodic review of the Company's bylaws, the Board of Directors (the "Board”) of the Company approved and adopted an amendment and restatement of the Company's bylaws (the “Amended and Restated Bylaws”). Among the changes contained in the Amended and Restated Bylaws are, among other things, the following: (i) clarification that no person may solicit proxies in support of a director nominee other than the Board's nominees unless such person has complied with Rule 14a-19, and that any person soliciting proxies in support of a director nominee other than the Board's nominees must comply with the requirements to provide notices required under Rule 14a-19 in a timely manner and deliver reasonable evidence that the Rule 14a-19 requirements have been met; and (ii) a requirement that any notice of director nomination be accompanied by a completed written questionnaire required of the Company's directors and officers, and that the questionnaire and written representation and agreement of a nominee be in the form provided by the Company.
The Amended and Restated Bylaws are filed herewith as Exhibit 3.2. A blackline of the Amended and Restated Bylaws against the prior version of the bylaws is filed herewith as Exhibit 3.3. The foregoing description of the changes contained in the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws.

Item 6. Exhibits
INDEX TO EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Sprout Social’s Current Report on form 8-K (File No. 001-39156) filed on December 17, 2019).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to Sprout Social’s Current Report on form 8-K (File No. 001-39156 filed on October 31, 2022).
3.3
Amended and Restated Bylaws of the Registrant (marked to show changes against prior version) (Incorporated by reference to Exhibit 3.2 to Sprout Social’s Current Report on form 8-K (File No. 001-39156) filed on October 31, 2022).

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements
104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
November 4, 2022	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)