Form 10-K
period 2022-12-31
Sprout Social, Inc.
filed 2023-02-22
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
None
__________________________________

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the stock held by non-affiliates was approximately $2.7 billion.
As of February 17, 2023, there were 47,661,689 shares and 7,400,532 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which is expected be held on May 23, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K (“Annual Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “explore,” “intend,” “long-term model,” “might” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these terms and similar expressions intended to identify forward-looking statements, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under “Part I—Item IA. Risk Factors” and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties related to the following:
•our ability to attract, retain, and grow customers;
•our ability to access third-party APIs and data on favorable terms;
•our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to achieve and maintain profitability;
•our ability to increase spending of existing customers;
•the evolution of the social media industry, including adapting to new regulations and use cases;
•our ability to innovate and provide a superior customer experience;
•worldwide economic conditions, including the macroeconomic impacts of the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, and their impact on information technology spending;
•our ability to securely maintain customer and other third-party data;
•our ability to maintain and enhance our brand;
•the effects of increased competition from our market competitors or new entrants to the market;
•our estimates of the size of our market opportunities;
•our ability to comply with modified or new laws and regulations applying to our business, including data privacy and security regulations;
•our ability to successfully enter new markets, manage our international expansion and comply with any applicable laws and regulations;

•our ability to maintain, protect and enhance our intellectual property;
•our ability to attract and retain qualified employees and key personnel;
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
•G2, Inc. (“G2”), research data, January 26, 2022
•Glassdoor, Inc. (“Glassdoor”), Best Places to Work, companies under 1,000 employees, 2017, 2019, 2020, 2021, 2022 and 2023
•Glassdoor rating and CEO approval rating, February 10, 2023
•Great Place to Work and PEOPLE®, 2022 PEOPLE Companies that Care list,
•Statista, Total Global Social Media Users, January 2022
•The 2017 Sprout Social Index, Edition XI: Social Personality
•The 2022 Sprout Social Index: Edition XVIII (“The 2022 Sprout Social Index”)

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

PART I
Item 1. Business
Sprout Social — Powering the Evolution of Customer Experience
With more than 4.5 billion global users consuming and sharing billions of posts per day, social media has fundamentally changed the customer experience. Social media has become mission-critical to the way organizations reach, engage and understand their target audience and customers.
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
Our platform is easy-to-use and can be deployed rapidly by new customers without direct engagement from our sales or services teams. In 2022, the majority of our new customer revenue resulted from our trials and other inbound sources. Our 30-day free trial model allows prospective customers to set up and use our software within minutes and without assistance.
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
We have proven success in the SMB, Mid-market and Enterprise segments. Each of our segments is growing, but we expect that our current and future growth will likely be driven by outsized contributions from Mid-market and Enterprise. We estimate that less than 5% of the millions of businesses on social media have adopted software solutions to centrally manage their social media efforts, providing a large, nascent opportunity to drive significantly increased market adoption of our solution and continued growth across all customer segments.

We have a highly efficient, product-driven go-to-market strategy that has enabled us to scale rapidly, attracting more than 34,000 current customers from small businesses to global brands as well as marketing agencies and government, non-profit and educational institutions. In 2022, the strength of our brand, content marketing, and search engine optimization resulted in the majority of our inbound trials generated through unpaid marketing. The scale of these trials allows us to rapidly test, adapt and optimize our go-to-market approach for sustained, capital-efficient growth.
Increased adoption of our platform across functions within an organization also represents a large growth opportunity within our existing customer base. Our platform is licensed on a per-user basis with numerous upsell opportunities through additional users and product modules. As social becomes a critical channel for virtually all aspects of the customer experience, including brand awareness, customer acquisition, social customer care, commerce, advocacy and reputation management, we expect that our customers will increase adoption of our platform across departments.
With our efficient go-to-market model and over 99% of our revenue in 2022 from software subscriptions, we have experienced strong unit economics across all customer segments as we continue to grow and refine our sales and marketing efforts. Our single code-base also creates a scalable and capital-efficient model that enables us to add new customers at little incremental cost. We believe that the single code-base and scalability of our technology are also meaningful technology differentiators.
Our success and innovation are driven by an experienced leadership team and award-winning culture with a reputation for caring deeply about the success of our customers and employees. This strong employer brand allows us to attract and retain high-quality talent and deliver a premium experience for our customers. Glassdoor has recognized us as one of the “Best Places to Work” in 2017, 2018, 2020, 2021, 2022 and 2023.
Our strong culture, world-class management team, leading platform and efficient go-to market strategy have led to revenue of $253.8 million, $187.9 million and $132.9 million during the years ended December 31, 2022, 2021 and 2020, respectively, representing growth of 35% from 2021 to 2022 and representing growth of 41% from 2020 to 2021. Additionally, we generated over $296 million in annualized recurring revenue, or ARR, as of December 31, 2022. For more information on how we define and calculate ARR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—ARR.” We generated net losses of $50.2 million, $28.7 million and $31.7 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
•Social media is driving trends and purchasing decisions. A significant number of purchasing decisions are originating from, influenced by or transacted through social media. According to our report, Social Shopping in 2022: Consumer Behaviors in the Social Shopping Cart, 40% of consumers find products via organic social posts from the brand and 34% of consumers research products using social media.
•Consumer expectations are high. Consumers demand that brands be present and responsive across social networks, with more than 76% anticipating a response to a social media message within 24 hours and more than 90% expecting a response within 48 hours, according to The 2022 Sprout Social Index. According to the same report, when brands take too long to respond, 36% of consumers say they’ll share that negative experience with friends and family, 31% say they won’t complete their purchase, and 30% say they will buy from a competitor instead.
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
•Purpose-built to handle the velocity of social. We have the ability to quickly adapt as the market changes because all of our customers are served from a single code-base. We can deploy a change in minutes for the benefit of our over 34,000 current customers to address changes in network functions, expanded capabilities and evolving compliance requirements. We remove this burden from our customers while continuing to drive innovation with constant enhancements across our platform.
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

•Proven scale, reliability and security. With over 34,000 current customers, our platform and architecture have the massive scale needed to deliver exceptional performance and reliability, as well as visibility into trends that can indicate where our market is headed. We have the robust security and compliance tools needed to be successful.
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
•Market leadership and premium brand. Our solution is highly regarded and recognized in the industry. Our robust content marketing engine delivers thought leadership to all decision makers in the buying process, from practitioners to executives. As a result of our strong brand and reputation for quality and service, we generated more than 80% of our revenue from new customers in 2022 from unpaid channels.
•Diverse customer base with a highly efficient go-to-market strategy. We serve a large number of customers across industry and customer segments. With our self-serve, inside and field sales strategies, we seek to efficiently provide each customer segment with an exceptional experience and efficient scalability.
•Minimal time to value. Our unified code-base and efficient sales strategy allow us to deliver the product to each customer quickly and seamlessly. Within minutes of requesting our products, our customers can implement our platform across their organizations.
•Massive and growing dataset. With over 34,000 current customers and billions of data points, we are able to harness massive amounts of feedback to optimize our products rapidly and in real-time, benefiting our platform by enabling us to understand the key features and products that are important to our customers and create compelling user experiences.
•Network relationships. We have built strong relationships with major social media networks, including Twitter, Facebook, Instagram, TikTok, Pinterest, LinkedIn and Google, among others. We work together closely with these networks to address the evolving needs of our customers and to bring new ideas and innovation to market.
•Superior customer service. We offer live customer support to each customer regardless of spend, and customer success has always been deeply rooted in our DNA. As a result, we have been recognized on G2’s 2023 list of the Highest Satisfaction Products, defined as products that "leave the most positive impact on their users"
•Large and growing barriers to entry. Due to the technical complexities on the back end of social media, required network relationships and rising customer emphasis on security, compliance and data privacy, we believe the barriers to entry in our market have risen materially over the past several years.
•World-class culture. Our success is possible because of our award-winning culture, which allows us to attract and retain top talent. We have a deep commitment to our people and our customers that compounds our competitive advantages as we continue to grow.

Our Culture
At Sprout, culture is a business strategy. We do not view culture as a set of perks but rather an intentional approach to our employees, customers and communities. We believe our culture serves as a strong competitive advantage, allowing us to build the kind of company that can lead a market, adapt and continue to innovate for our customers. We believe our ability to execute on our growth strategy is directly related to our award-winning culture with a reputation for caring deeply about our customers and our employees. This is evidenced by our top user rating on G2 and 4.3 rating and 92% CEO approval rating on Glassdoor.
Glassdoor has recognized us as one of the “Best Places to Work” in 2017, 2019, 2020, 2021, 2022 and 2023. In 2022, we were also recognized by Great Place to Work and PEOPLE magazine on the 2022 PEOPLE Companies that Care list, which is based on data from companies representing more than 6.1 million U.S. employees. In that survey, 96% of employees said Sprout Social is a great place to work, which is 68% higher than the average U.S. company. Sprout was also recognized as the #6 Best Workplace in Chicago and #9 Best Workplace for Parents by Great Place to Work. This strong employer brand allows us to continue to attract high-quality talent and deliver a premium experience for our customers. Our culture is centered on seven core values:
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

We calculated our current SAM estimate as follows: (i) utilized data from The U.S. Small Business Administration, The U.S. Census Bureau, The Organisation for Economic Co-operation and Development and Statista to estimate the total number of businesses in the United States and globally in each of our served market segments (Enterprise, Mid-Market, SMB) with a social media presence; (ii) utilized internal data and estimates to estimate the number of such businesses that require a social media management platform (the “Target Businesses”); (iii) calculated the average of our annual contract value (ACV) and our estimate of our primary competitors’ ACVs in each segment; and (iv) multiplied the estimated average segment ACVs by the estimated number of Target Businesses in each segment.
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
Our Growth Strategies
We intend to capitalize on our large market opportunity with the following key growth strategies:
•Acquire new customers.  We believe there is a substantial opportunity to increase adoption of our solution. We have experienced strong organic new customer growth due to low-friction, self-serve onboarding that allows us to acquire customers with relatively low sales and marketing investment. We intend to aggressively pursue new customers with increasing efficiency in our go-to-market approach while expanding our sales capacity. Although many new customers adopt our solution during their first engagement with us, we intend to drive higher conversion of product demonstrations and new trials through various sales, marketing and product initiatives as one component of our customer acquisition strategy.
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
•Continue to innovate and develop new products. We are focused on investing in research and development to continue to enhance our platform and release new features, and we have one of the largest independent datasets of consumer social media presence. As we make this investment, we expect to develop new products leveraging our valuable dataset and broadening our offerings, while expanding into adjacent markets.
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
2.Customers add users, social profiles, and use-cases.
3.Customers add product modules (e.g., Listening) for an additional monthly rate depending on their needs.
Customers
We have a highly diverse base of over 34,000 current customers across SMBs, Mid-market companies, Enterprises and marketing agencies, as well as government, non-profit and educational institutions. We have been increasingly focused on the Mid-market and Enterprise segments. We expect that our current and future growth will likely be driven by outsized contributions from Mid-market and Enterprise. Aligning to this focus, we announced a price increase in November 2022, which values our software consistent with the expectations of these segments of the market. As a result, our total number of customers or the number of net new customers we add each quarter may decrease even if the average spend of each new customer increases over time.

Sales and Marketing
Our go-to-market approach is driven by the effectiveness and innovation of our platform and unpaid customer demand. Our model is focused on a product driven strategy, where potential customers are led to our website to sign up for a free trial or to request a demonstration of our products. A subscription is designed to be easily purchased. A substantial number of our customers subscribe without any interaction from our sales team. This approach allows us to cost-effectively drive strong lead generation, upgrade free trials to paying subscription customers, drive strong conversion of demonstration requests and achieve growth of our platform.. As an organization realizes the strength of our platform, adoption of our products increases across the organization. Our product is effective for nearly every part of an organization and the adoption of our platform spreads across departments through word of mouth.
Our marketing team is focused on generating awareness of our social media management platform and on inbound marketing through our industry leading blog and other social content, including our own large social media following. The majority of inbound trials and demonstration requests are generated from unpaid marketing, allowing us to rapidly test, adapt and optimize our go-to-market for sustained growth.
As of December 31, 2022, our sales and marketing department had 599 employees. Our sales and marketing expenses were $123.7 million, $84.2 million and $59.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
As of December 31, 2022, our customer service department had 59 employees. Customer service costs are included in Cost of revenue within the Consolidated Statement of Operations and Comprehensive Loss.
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
Our research and development team is responsible for the design, development and testing of our products. We invest substantial resources in research and development to drive our technology innovation and bring new products to the market. As of December 31, 2022, our research and development department had 261 employees. Our research and development expenses were $61.4 million, $40.0 million and $30.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
We primarily face competition from other social media management companies such as Hootsuite, Khoros and Sprinklr, as well as a range of independent point solutions. In order to compete, we work tirelessly to innovate and improve our products, while at the same time, preserving our unique culture.
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
Data Privacy and Security Laws
In the ordinary course of our business, we may process personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards governing data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, the “CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), and the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”). In addition to the CCPA, several other states within the United States, such as Virginia and Colorado, have passed comprehensive privacy laws and similar laws are being considered in several other states, as well as at the federal and local levels.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any actual or perceived noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to the business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete or correct the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for administrative fines and a private right of action for certain data breaches which may include an award of statutory damages. In addition, the CPRA’s recent amendments to the CCPA established a new regulatory agency to implement and enforce the law.

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
Culture and Workforce
Sprout Social was named a Best Place to Work in 2022 by the Glassdoor Employees' Choice award, marking the fifth time in six years that we have received this recognition. In the third quarter of 2022, Great Place to Work and PEOPLE magazine named Sprout Social to the 2022 PEOPLE Companies that Care list, which is based on data from companies representing more than 6.1 million U.S. employees. In that survey, 96% of employees said Sprout Social is a great place to work, which is 68% higher than the average U.S. company. Sprout Social was also recognized as the #6 Best Workplace in Chicago and #9 Best Workplace for Parents by Great Place to Work in 2022.
As of December 31, 2022, we had a total of 1,141 full-time employees, including 206 employees located outside the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Our commitment to our employees is to foster a culture that enables every member of the Sprout Social team to do their best work of their career and have fun along the way.
Hybrid Work
At Sprout Social, we aspire to create a world-class flexible-first hybrid experience that enables exceptional work, fosters belonging, and transcends location.
Our employees choose where they perform best - whether that’s from home, the office, or a mix. We default to digital collaboration and async communication norms to stay connected and work effectively to solve hard problems, and also taking great care in creating meaningful connections while physically apart.
We equally see the value of in-person, human connection and prioritize opportunities that bring our distributed teams together to strengthen the bonds within our global community, and will continue to create community and engagement around our offices. In 2022, we gathered our global team in Chicago for a ‘Midyear Meetup’ focused on building connection and rapport. We also hired a leader of distributed work to continue to develop these targeted investments and improve hybrid work operations, reinforce trust, and lay the groundwork for the future.
Employee Engagement & Development
We listen to our employees and use their feedback to shape our employee experience priorities. Based on results from our internal employee survey, our employee engagement in 2022 remained above our industry benchmark.
Our commitment to leadership development and developing careers at Sprout Social continues to be a key focus area.
We continue to invest in leadership development at Sprout Social through our GOLD (Growth Oriented Leadership Development) program. The program consists of ‘Ignite,’ which focuses on new leaders including those new to the role of leadership itself or to leadership at Sprout Social, ‘Evolve,’ which is tailored towards experienced managers and directors, and ‘Amplify’ (launched in 2022) which is designed for our most senior leaders. This year we also launched a DEI Leadership Accelerator Program, a four-month experience aimed at supporting the continued growth and retention of our United States-based BIPOC employees through a series of professional development, leadership and peer coaching, and networking opportunities.
In addition to supporting our leaders, in late 2022 we created and launched The Career Studio, our first ever career development resource center for all employees. This is an approachable virtual hub of career development tools designed to empower all employees to take ownership of their career journey at Sprout Social. We continue to invest in our Grow@ digital and on-demand platform, which provides education and development opportunities through internal programs and third party vendors.
Diversity, Equity and Inclusion
We continue to provide public transparency into where we stand, where we’ve progressed and where we need to improve in the areas of DEI through our DEI Demographic report. Our most recent report was published in February 2023, and we intend to continue to report our progress against the initiatives identified on an ongoing basis.
We established a company-wide workforce diversity vision focused on increasing the representation of women globally and BIPOC employees in the United States through targeted hiring and retention efforts. We regularly track, report progress and identify targeted interventions to support this vision.

We focus our sourcing efforts on underrepresented backgrounds including investing in strategic partnerships such as re:work training and held our Recruitment Team accountable to prospective diverse talent. We actively recruit from Historically Black Colleges and Universities and Hispanic Serving Institutions, including partnering with student organizations that serve traditionally underrepresented groups in tech. In addition, we continued our scholarship program with the United Negro College Fund to provide scholarships for Black/African American students majoring in software engineering. Scholarship recipients were also given the opportunity to interview for our Associate Software Engineering Program.
We run a formal DEI learning curriculum to increase DEI awareness and ensure employees support and help drive our DEI efforts. This includes unconscious bias training for all new hires as part of their onboarding. We also encourage employees to attend our company-wide DEI Guild meetings to discuss relevant topics such as faith inclusion in the workplace, the impact of COVID-19 on the disability community and the exploration of black hair history and culture. We avoid scheduling any other meetings during this time so employees could prioritize this experience.
We have ten Community Resource Groups (CRGs), which are volunteer led groups centered around common identities and life experiences that work to serve the unique needs of their community members, foster a sense of belonging through connection, support and empathy. Each group works with an executive sponsor and receives an annual budget to support their initiatives and our CRG co-leads are compensated for their efforts.
Social Impact
Our Sprout Social Serves Mission is to promote the equity and social justice of historically marginalized communities through advocacy, access to quality education and technology for good. Last year, we donated approximately $500,000 to support these causes through various not-for-profits.
Total Rewards
We strive to evolve our reward programs to be market competitive and comprehensive to cover employees at every stage of their personal and professional path and are focused on keeping wellness as the foundation for all employees globally. To recruit and retain the best talent in the marketplace, we routinely review and refresh our total rewards program and we rely on employee feedback to shape and evolve our offerings.
We strive to offer options that are competitive, locally relevant and provide the resources needed to live fully, healthily, and balanced in work and life. Our benefits include comprehensive healthcare, a global parental leave program with an equal length of time for all parents, a generous PTO policy, retirement programs and additional resources to support employees' overall mental health and well-being. We also offer a family planning benefit of $5,000 USD towards surrogacy and adoption. We continue to provide a stipend to all new employees to ensure an optimal home setup and provide a Wi-Fi reimbursement to all employees to support them in our hybrid work environment.
In addition to competitive salaries that are reviewed bi-annually against market-based data, we are committed to pay equity and perform a global pay equity analysis on an annual basis. We also offer stock-based compensation awards for every new employee, regardless of role, eligible to receive annual equity grants (in addition to new hire equity awards), and an Employee Stock Purchase Plan (currently United States only) to provide the opportunity to purchase Sprout Social stock at a discounted price to further benefit from the financial success and growth of the company.

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
Risk Factors Summary
Risks Related to our Business Model and Other Operations Risks
•     If we fail to attract new customers and retain and increase the spending of existing customers, our revenue, business, results of operations, financial condition and growth prospects would be harmed.
•     Our platform and products are dependent on APIs built and owned by third parties, including social media networks, and, if we lose access to data provided by such APIs or the terms and conditions on which we obtain such access become less favorable, our business could suffer.
•     We have experienced rapid revenue growth in recent periods and our recent growth rates may not be indicative of our future growth.
•     If we are unable to attract potential customers through unpaid channels, convert this traffic to free trials and other leads or convert free trials and other leads to paid subscriptions, our business and results of operations may be adversely affected.
•     If we fail to adapt and respond effectively to rapidly changing technology, new social media platforms, evolving industry standards or changing customer needs, requirements, tastes or preferences, our products may become less competitive.
•     If we do not adequately fund our research and development efforts, or use research and development teams effectively, we may not be able to compete effectively, and our business and operating results may be harmed.
•     If we fail to offer high-quality customer support, or if the cost of such support is not consistent with corresponding levels of revenue, our business and reputation may be harmed.
•     Our rapid growth and limited history with key features of our platform make it difficult to evaluate our prospects and future operating results.
Risks Related to the Use of Technology
•     Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively affect our business.
•     We rely upon third parties to operate our platform and any disruption of or interference with our use of such third party providers would adversely affect our business, results of operations and financial condition.
Market and Competition Risk

•     Our business depends on a strong brand, and if we are not able to maintain, develop, and enhance our brand, our business and operating results may be negatively impacted. Moreover, our brand and reputation could be harmed if we were to experience significant negative publicity.
•     The market in which we operate is competitive, and if we do not compete effectively, our operating results could be harmed.
•     Our estimates of market opportunity, forecasts of market growth and our operating metrics may prove to be inaccurate.
Legal and Regulatory Risks
•     We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
•     Changes in laws and regulations related to the internet, perceptions toward the use of social media and changes in internet infrastructure itself may diminish the demand for our platform or products and could adversely affect our business and results of operations.
Risks Related to Ownership of Our Class A Common Stock
•     Our share price has been and may continue to be volatile, and you could lose all or part of your investment.
•     The dual class structure of our common stock and the existing ownership of capital stock by our Co-Founders have the effect of concentrating voting control with our Co-Founders for the foreseeable future, which will limit the ability of our other investors to influence corporate matters.
Risks Related to Tax and Accounting Matters
•     Failure to maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.
•     Taxing authorities may successfully assert that we should have collected or withheld, or in the future should collect or withhold, sales and use, gross receipts, value-added, federal, state, or foreign employment, or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.
General Risk Factors
•     We may make acquisitions of, or invest in, other businesses or technologies, which may divert our management’s attention and result in the incurrence of indebtedness or dilution to our stockholders. We may be unable to integrate acquired businesses or technologies successfully or achieve the expected benefits of such acquisitions and investments.
•     We depend largely on the continued service of our senior management and other key employees, the loss of any of whom could adversely affect our business, results of operations and financial condition.
•     If we cannot attract and retain qualified personnel or maintain our culture as we grow, we may be unable to execute our business strategy.

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
•technological change;
•growth or contraction in our addressable market; and
•macroeconomic factors and their impacts on users of our platform and products.

Our current and prospective customers are impacted by worsening macroeconomic conditions to varying degrees and as a result, in some cases we are experiencing slower growth of existing customers most impacted by these conditions. We cannot predict the impact macroeconomic conditions will have on our customers and how that may impact their spending with us.

We announced a price increase in November 2022 and may announce additional price increases in the future. As a result of this and any future pricing increase, we may experience a decrease in the number of prospective customers requesting demonstrations, signing up for our free trial or converting to paying customers, and the number of new customers who purchase subscriptions to our products and services may decrease. As a result, our total number of customers or the number of net new customers we add each quarter may decrease even if the average spend of each new customer increases over time. We may also experience softening demand or negative sentiment from our customers and prospective customers as a result of our increased pricing, which could impact our brand and competitiveness.

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

To date, we have not relied on negotiated agreements to govern our relationships with most data providers and, in general, we rely on publicly available APIs. As a result, in many cases, we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation and fees of such integrations, and which are subject to change by such providers from time to time. In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to APIs and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination, we would be able to maintain our platform’s current level of functionality in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. For example, we are currently a member of the Twitter Official Partner Program (TOPP). There can be no assurance that Twitter will maintain TOPP in its current form or at all and any change to the program, our access or the terms of our membership may have a negative impact on our business. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations.

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
We have experienced rapid revenue growth in recent years. In 2022, our revenue was $253.8 million, an increase of 35% as compared to our revenue of $187.9 million in 2021, which was an increase of 41% as compared to our revenue of $132.9 million in 2020. Although we have experienced rapid revenue growth in recent years, we may not continue to grow as rapidly in the future and our revenue growth rates may decline. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform or products, increased competition, a decrease in the growth or reduction in size of our overall market, failure to capitalize on growth opportunities, and the impacts to our business from macroeconomic factors such as the Russia-Ukraine war, global geopolitical tension and more recently, rising inflation and interest rates, volatility in the capital markets and related market uncertainty the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. Our current and prospective customers are impacted by worsening macroeconomic conditions to varying degrees and as a result, in some cases we are experiencing slower growth of existing customers most impacted by these conditions. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile or decline, and we may not achieve or maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.

If we are unable to attract potential customers through unpaid channels, convert this traffic to free trials and other leads or convert free trials and other leads to paid subscriptions, our business and results of operations may be adversely affected.

Our primary go-to-market strategy is an inbound marketing funnel designed to drive traffic to our web properties that offer prospective customers the ability to sign up for free trials or demonstrations of our platform and certain products. We utilize various unpaid content marketing strategies, including webinars, blogs, thought leadership and social media engagement, as well as paid advertising, to attract visitors to our web properties, free trials and demonstrations. We cannot assure you that these unpaid or paid efforts will continue to attract the same volume and quality of traffic to our web properties and free trials and demonstrations and, in the future, we may be required to increase our marketing spend to maintain the same volume and quality of traffic. The conversion rate of free trials and other lead sources to paid subscriptions is impacted by a number of factors, including our ability to promptly demonstrate value to trial and other prospective customers, drive trial customer adoption deeper into our product capabilities and deliver a favorable trial and demonstration customer experience with our sales and customer support teams. Any change in the number or quality of prospective customers entering free trials or requesting demonstrations or the conversion rates for such free trials or demonstrations to paid subscriptions could have an adverse impact on our business and results of operations.

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

The social media industry has experienced and is likely to continue to experience rapid change due to the evolving trends, tastes and preferences of users. If consumers widely adopt new social media networks and other third-party platforms or our customers’ use cases require new integrations with third-party platforms, we may need to develop integrations and functionality related to these new networks and platforms. This development effort may require significant research and development and sales and marketing resources, as well as licensing fees, all of which could adversely affect our business and operating results. In addition, new social media networks and other third-party platforms may not provide us with sufficient access to data from their platforms, preventing us from building effective integrations with our platform and products. Changing consumer tastes may also render our current integrations or functionality obsolete and the financial terms, if any, under which we obtain such integrations or functionality unfavorable. Any failure of our products to operate effectively with the social media networks and other third-party platforms used most frequently by consumers or customers could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our operating results may be negatively affected. In addition, the technology industry has experienced, and may continue to experience, leadership changes, layoffs and other corporate changes that could have a negative impact on our ability to work effectively with the partner.

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
For each of the years ended December 31, 2022, 2021 and 2020, we derived 28%, 28% and 29%, respectively, of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy. However, there are a variety of risks and costs associated with our international sales and operations, which include making investments prior to the proven adoption of our products, the cost of conducting our business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our platform and products will be accepted in international markets by potential customers. We believe our ability to attract new customers to subscribe to our platform or to attract existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited international sales force capacity, we may be unable to grow in international markets effectively.

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

Our strategy is to sell subscriptions of our platform to organizations of all sizes with a focus on Mid-market and Enterprise customers. Selling to small-to-medium businesses may involve greater credit risk and uncertainty, as well as lower retention rates and limited interaction with our sales and other personnel. Conversely, sales to Enterprise customers may entail longer sales cycles, more significant selling efforts and greater uncertainty. We plan our expenses based on certain assumptions about the length and variability of our sales cycle based upon historical trends for sales and conversion rates associated with our existing customers. If we are successful in expanding our customer base to include more Enterprise customers, our sales cycles may lengthen and become less predictable, which, in turn, may adversely affect our financial results.

If there are changes in the mix of organizations that purchase our platform and products, our gross margins, number of customers, and operating results could be adversely affected, and fluctuations increasing the variability in our sales cycles could negatively affect our financial results.

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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $50.2 million, $28.7 million and $31.7 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $226.0 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations.

Our business and results of operations may be materially adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks.

The ongoing COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide and has caused significant volatility in U.S. and international debt and equity markets. The COVID-19 pandemic continues to evolve and measures remain in place to varying degrees as the rate and pace of recovery from COVID-19 has differed and continues to differ by geography and industry. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the COVID-19 pandemic and related worsening macroeconomic conditions, including rising interest rates and volatility in the capital markets, may cause companies to decrease marketing and social media spending, or pause such spending altogether, making it more difficult for us to acquire new customers, as well as retain and upsell existing customers. Similarly, customers under economic stress related to the COVID-19 pandemic may be less likely to pay us on time or at all. As a result of this uncertainty, it is not currently possible to ascertain the overall impact of COVID-19 on our business.

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
We rely on a third-party subscription management platform to process the subscription plans and billing frequencies of our customers. In addition, we rely primarily on a single third party for credit card payment processing services for the portion of our customers paying by credit card. If either of these third-party vendors were to experience an interruption, delay or outages in service and availability, we may be unable to process new and renewing subscriptions or credit card payments. In addition, if either of these third-party vendors experience a cybersecurity breach affecting data related to services provided to us, we could experience reputational damage or incur liability. Although alternative providers may be available to us, we may incur significant expense and research and development efforts to deploy any alternative providers. To the extent there are disruptions in our or third-party subscription and payment processing systems, we could experience revenue loss, accounting issues and harm to our reputation and customer relationships, which would adversely affect our business and results of operations.

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

We operate in a public-facing industry in which every aspect of our business is impacted by social media. Negative publicity, whether or not justified, can spread rapidly through social media. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand could be harmed. Moreover, even if we are able to respond in a timely and appropriate manner, we cannot predict how negative publicity may affect our reputation and business. We and our employees also use social media to communicate externally. There is risk that the use of social media by us, our employees, executives, or board members to communicate about our business or other matters may give rise to liability, damage our brand, or result in public exposure of personal data of our employees or customers, each of which could affect our revenue, business, results of operations and financial condition.

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

Many factors, including our marketing, customer acquisition and technology costs, and the pricing and marketing strategies of our competitors, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced products or services that compete with our platform or may bundle and offer a broader range of products and services. Similarly, certain competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. Even if such products do not include all the features and functionality that our platform provides, we could face pricing pressure to the extent that users find such alternative products to be sufficient to meet their needs. There can be no assurance that we will not be forced to engage in price-cutting initiatives or other discounts or to increase our sales and marketing and other expenses to attract and retain customers in response to competitive pressures, either of which would harm our business and operating results.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents with certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance of up to $7,500 per violation. In addition, the CPRA, which went into effect on January 1, 2023, expands the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states, like Virginia and Colorado, have also enacted or proposed data privacy laws that may differ from the CPRA. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to additional obligations under applicable regulatory frameworks, and the number of individuals or entities that could initiate actions against us may increase, in addition to further complicating our compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the equivalent law in the UK GDPR impose strict requirements for processing the personal data of individuals. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Similar processing penalties and fines exist under the UK GDPR, and the variations in the application of GDPR in the UK following Brexit has increased the complexity of our compliance efforts. Further, individuals may initiate litigation related to our processing of their personal data. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing of personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) may apply to our operations. We may also process personal data about our customers’ consumers in Asia and therefore, may become subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR, UK GDPR, and laws in Switzerland generally restrict the transfer of personal data to countries such as the United States that these jurisdictions consider to not provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. Similar restrictions and transfer mechanisms exist under the UK GDPR.

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

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. As our platform and products evolve and the ways we use personal data may change to meet the complex needs of our customer base, we may become subject to additional privacy and security obligations. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Our sales cycles may increase due to increasingly rigorous privacy and security assessments that must be completed prior to purchasing our platform and products as a result of increased regulation. Preparation for and compliance with these obligations require us to devote significant resources (including, without limitation, financial and time-related resources). For example, the increased consumer control over the sharing of their personal data afforded by the CCPA may affect our customers’ ability to share such personal data with us or may require us to delete or remove consumer information from our records or data sets, which may result in considerable costs for our organization. Further, these obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model or our products. For example, social media networks (which are integral third-party services to our platform) are under heightened scrutiny from international regulators as well as individuals seeking to bring claims for alleged non-compliance. If the interpretation or application of data privacy or security laws or regulations adversely impact social media networks, this may change the APIs and data made available to us from the social media networks. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party that processes personal data on our behalf to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others.

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

Furthermore, the stock markets and software and technology stocks have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies, as recently illustrated by the impact on stock markets from weakening macroeconomic conditions and other adverse effects or developments relating to the effects of the ongoing COVID-19 pandemic, macroeconomic factors including inflation and rising interest rates, and geopolitical instability, including instability resulting from the invasion of Ukraine by Russia and the related sanctions imposed against Russia. These broad market and industry fluctuations may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The dual class structure of our common stock and the existing ownership of capital stock by our Co-Founders have the effect of concentrating voting control with our Co-Founders for the foreseeable future, which will limit the ability of our other investors to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2022, our outstanding Class B common stock represented approximately 61.1% of the voting power of our outstanding capital stock. In addition, as a result of our dual class stock, the holders of Class B common stock, our Co-Founders, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders will control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, sale of assets or other major corporate transaction for the foreseeable future. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. This control may adversely affect the market price of our Class A common stock.

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2022, we had 47,562,911 shares of Class A common stock outstanding and 7,460,432 shares of Class B common stock outstanding.
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
As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of approximately $56.8 million and $10.1 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

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

We also rely on unpatented proprietary technology that is only protected to the extent that it is kept secret from and not independently developed by others. To protect our trade secrets and other proprietary technology and information, we have entered into confidentiality agreements with most of our employees and consultants. We cannot assure you that these agreements will provide meaningful protection against unauthorized use, misappropriation or unlawful disclosure of such trade secrets, know-how or other proprietary technology information. If we are unable to maintain the proprietary nature of our technologies and information, our business, financial condition and results of operations could be harmed.

Third party intellectual property infringement claims could impair our business.
From time to time, our competitors or other third parties may claim, and it may be found, that we are infringing upon or otherwise violating their intellectual property rights, which we may not be aware of prior to such claims. Third parties have and may in the future challenge, attempt to invalidate or attempt to circumvent our intellectual property rights or applications, or may use and register similar intellectual properties in the United States and in other jurisdictions. We cannot assure you that our intellectual property may be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.

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

General Risk Factors
Unstable market and economic conditions, including a global or domestic recession or the fear of a recession, may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, rising inflation and other macroeconomic pressures in the United States and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us, our customers, partners or other third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of global geopolitical tension or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced social media budgets for our customers and potentially less demand for our platform and products. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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
Our future performance depends on the continued service and contributions of our senior management and other key employees to execute on our business plan, to develop our platform and products, to attract and retain customers and to identify and pursue strategic opportunities. The loss of service of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our Co-Founder, Chairman and Chief Executive Officer, Justyn Howard, President, Ryan Barretto and Co-Founder and Chief Technology Officer, Aaron Rankin. The replacement of any of our senior management personnel would likely involve significant time and costs, and such loss could adversely affect our revenue, business, results of operations and financial condition.

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
We have funded our operations since inception primarily through sales of equity securities, bank loans and subscription payments by our customers for use of our platform and products. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our platform or products or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Recently worsening macroeconomic conditions, including rising interest rates and volatility in the capital markets, exacerbate this risk. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We do not own any real property. Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 128,000 square feet of office space pursuant to a lease that expires in 2028. In January 2020, we entered into a new lease agreement for an office in Seattle, Washington with a lease commencement date in September 2020 and an expiration date of January 31, 2031.
We also entered into a new lease agreement for an office in Dublin, Ireland with a lease commencement date in July 2022 and an expiration date of June 30, 2024.
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
Holders of Record
As of February 17, 2023, we had 8 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
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
•2021 — Surpassed 31,000 customers and $220 million in Annualized Recurring Revenue (ARR), awarded one of Glassdoor’s “Best Place to Work” in 2022, ranked #3 on Battery Venture’s 25 Highest Rated Public Cloud Computing Companies to Work For, added a new level of transparency to its Environmental, Social and Governance (ESG) commitments, announced a first-of-its kind social commerce solution, and recognized by G2 as one of the 2021 Best Software Companies; and
•2022 — Surpassed 34,000 customers and $296 million in ARR, awarded one of Glassdoor’s “Best Place to Work” in 2023, named to the 2022 PEOPLE Companies that Care list, recognized by G2 as one of the 2022 Best Software Companies, integrated with TikTok and announced a new partnership with Salesforce making it easy for Salesforce customers to manage their social media presence through Sprout Social.
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
We generated revenue of $253.8 million, $187.9 million and $132.9 million during the years ended December 31, 2022, 2021, and 2020, respectively, representing growth of 35% in 2022 and 41% in 2021. In 2022, software subscriptions contributed 99% of our revenue. We generated net losses of $50.2 million, $28.7 million, and $31.7 million during the years ended December 31, 2022, 2021, and 2020, respectively. Our net losses include stock-based compensation expense of $47.7 million, $21.7 million and $11.1 million in the years ended December 31, 2022, 2021, and 2020, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
Macroeconomic Conditions
As a company with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, the COVID-19 pandemic, the Russia-Ukraine war, global geopolitical tension and more recently, rising inflation and interest rates, volatility in the capital markets and related market uncertainty. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, these factors have not had a material adverse impact on our operational and financial performance to date. However, the potential implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, introduce additional uncertainty.

Our current and prospective customers are impacted by worsening macroeconomic conditions to varying degrees and as a result, in some cases we are observing slower expansion by existing customers. We are continuing to evaluate this and other potential future direct and indirect impacts on our business and results of operations.

Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 34,000 customers. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new ARR for the year divided by one minus the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of 2022 and 2021, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them. This calculation assumes the actual subscription renewal rate for the period will remain consistent in future years. While we believe this assumption is reasonable based on our historic data and experience, subscription renewal rates may vary year-to-year, and the lifetime value of our customers may decline or fluctuate between periods. Moreover, our sales and marketing expense reflects the amortization of sales commissions, which are deferred and amortized over a three-year period in accordance with GAAP. If all sales commissions incurred in the year were expensed and not amortized, the result would not have a material impact on the lifetime value of our customers. See “—Key Business Metrics—ARR” for more information on how we define and calculate ARR.
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
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, because we believe this metric reflects our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net retention rate for the years ended December 31, 2022 and 2021 was 108% and 112%, respectively. Our dollar-based net retention rate excluding our SMB customers for the years ended December 31, 2022 and 2021 was 115% and 118%, respectively.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the year ended December 31, 2022 was approximately 28% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia and the Philippines to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of December 31,
	2022	2021
Number of customers	34,390	31,762

ARR
We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period. We believe ARR is an indicator of the scale of our entire platform while mitigating fluctuations due to seasonality and contract term.

	As of December 31,
	2022	2021
	(in thousands)
ARR	$296,601	$224,158

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

	As of December 31,
	2022	2021
Number of customers contributing more than $10,000 in ARR	6,652	4,917

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

	As of December 31,
	2022	2021
Number of customers contributing more than $50,000 in ARR	972	610

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

General and Administrative
General and administrative expenses primarily consist of personnel expenses associated with our finance, legal, human resources and other administrative employees. Our general and administrative expenses also include professional fees for external legal, accounting and other consulting services, depreciation and amortization expense, as well as allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business. We also expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations and professional services. We expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of revenue over time.
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expense related to our line of credit and is offset by interest income earned on our cash and investment balances.
Other (Expense) Income, Net
Other (expense) income, net consists foreign currency transaction gains and losses and sublease rental income from the former Seattle, Washington office where our lease terminated in July 2020.
Income Tax Provision
The income tax provision consists of current and deferred taxes for our United States and foreign jurisdictions. We have historically reported a taxable loss in our most significant jurisdiction, the United States, and have a full valuation allowance against our deferred tax assets. We expect this trend to continue for the foreseeable future.

Results of Operations
The following tables set forth information comparing the components of our results of operations in dollars and as a percentage of total revenue for the periods presented.

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Revenue
Subscription	$251,213	$185,726	$131,804
Professional services and other	2,615	2,133	1,145
Total revenue	253,828	187,859	132,949
Cost of revenue(1)
Subscription	58,767	45,791	34,196
Professional services and other	1,091	997	721
Total cost of revenue	59,858	46,788	34,917
Gross profit	193,970	141,071	98,032
Operating expenses
Research and development(1)	61,436	40,049	30,491
Sales and marketing(1)	123,695	84,182	59,137
General and administrative(1)	60,515	44,929	40,406
Total operating expenses	245,646	169,160	130,034
Loss from operations	(51,676)	(28,089)	(32,002)
Interest expense	(153)	(300)	(366)
Interest income	2,535	259	617
Other (expense) income, net	(580)	(361)	223
Loss before income taxes	(49,874)	(28,491)	(31,528)
Income tax expense	366	211	127
Net loss	$(50,240)	$(28,702)	$(31,655)
_______________
(1)Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Cost of revenue	$2,491	$1,062	$749
Research and development	11,280	4,039	1,935
Sales and marketing	23,066	10,636	2,464
General and administrative	10,901	5,993	5,931
Total stock-based compensation	$47,738	$21,730	$11,079

	Years Ended December 31,
	2022	2021	2020

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%
Professional services and other	1%	1%	1%
Total revenue	100%	100%	100%
Cost of revenue
Subscription	23%	24%	26%
Professional services and other	—%	1%	—%
Total cost of revenue	24%	25%	26%
Gross profit	76%	75%	74%
Operating expenses
Research and development	24%	21%	23%
Sales and marketing	49%	45%	45%
General and administrative	24%	24%	30%
Total operating expenses	97%	90%	98%
Loss from operations	(21)%	(15)%	(24)%
Interest expense	—%	—%	—%
Interest income	1%	—%	—%
Other (expense) income, net	—%	—%	—%
Loss before income taxes	(20)%	(15)%	(24)%
Income tax expense	—%	—%	—%
Net loss	(20)%	(15)%	(24)%
Note: Certain amounts may not sum due to rounding

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenue

	Years Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$251,213	$185,726	$65,487	35%
Professional services and other	2,615	2,133	482	23%
Total revenue	$253,828	$187,859	$65,969	35%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%

The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 31,762 as of December 31, 2021 to 34,390 as of December 31, 2022. Customers contributing over $10,000 in ARR grew 35% versus the prior year and customers contributing over $50,000 in ARR grew 59% versus the prior year. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$58,767	$45,791	$12,976	28%
Professional services and other	1,091	997	94	9%
Total cost of revenue	59,858	46,788	13,070	28%
Gross profit	$193,970	$141,071	$52,899	37%
Gross margin
Total gross margin	76%	75%
The increase in cost of subscription revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following:

Change
(in thousands)
Data provider fees	$9,100
Personnel costs	2,546
Stock-based compensation expense	1,429
Other	(99)
Subscription cost of revenue	$12,976
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 5% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was due to the increased headcount.

Operating Expenses
Research and Development

	Years Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$61,436	$40,049	$21,387	53%
Percentage of total revenue	24%	21%

The increase in research and development expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$13,470
Stock-based compensation expense	7,241
Other	676
Research and development	$21,387
Personnel costs increased as a result of increased headcount to grow our research and development teams to drive our technology innovation through the development of new products and features. During the year ended December 31, 2022, we increased headcount within our engineering team by 30%. The increase in stock-based compensation expense was due to the increased headcount.
Sales and Marketing

	Years Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$123,695	$84,182	$39,513	47%
Percentage of total revenue	49%	45%
The increase in sales and marketing expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$26,652
Stock-based compensation expense	12,430
Other	431
Sales and marketing	$39,513

Personnel costs increased primarily as a result of a 43% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was primarily due to the increased headcount and awards granted to our President.
General and Administrative

	Years Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$60,515	$44,929	$15,586	35%
Percentage of total revenue	24%	24%

The increase in general and administrative expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following:

Change
(in thousands)
Personnel costs	$8,087
Stock-based compensation expense	4,908
Credit losses on accounts receivable	585
Accounting fees	502
Other	1,504
General and administrative	$15,586
Personnel costs increased primarily as a result of a 26% increase in headcount as we continue to grow our business and operate as a publicly traded company. The increase in stock-based compensation expense was due to the increased headcount. The increase in credit losses on accounts receivable was primarily driven by higher accounts receivable balances. The remaining increase was driven by various expenses related to overhead and operating as a publicly traded company.
Interest Income (Expense), Net

	Years Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income (expense), net	$2,382	$(41)	$2,423	n/m(1)
Percentage of total revenue	1%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in interest income (expense), net was primarily driven by the increased investment in marketable securities and higher interest rates.

Other (Expense) Income, Net

	Years Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other (expense) income, net	$(580)	$(361)	$(219)	n/m
Percentage of total revenue	—%	—%
The decrease in other (expense) income, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Years Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax expense	$366	$211	$155	73%
Percentage of total revenue	—%	—%

The increase in income tax expense is due to higher earnings in foreign jurisdictions.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue

	Years Ended December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$185,726	$131,804	$53,922	41%
Professional services and other	2,133	1,145	988	86%
Total revenue	$187,859	$132,949	$54,910	41%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
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
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 10% increase in headcount as we continued to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was due to the increased headcount.
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
Personnel costs increased as a result of increased headcount to grow our research and development teams to drive our technology innovation through the development of new products and features. During the year ended December 31, 2021, we increased headcount within our engineering team by 28%. The increase in stock-based compensation expense was due to the increased headcount.

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
Personnel costs increased primarily as a result of an 18% increase in headcount as we continued to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was due to the increased headcount and awards granted to our President. The increase in other was driven by an increase in general marketing costs.
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

Personnel costs increased primarily as a result of a 33% increase in headcount as we continued to grow our business and operate as a publicly traded company. Credit losses on accounts receivable decreased due to improved collections in 2021 and a reserve taken in the prior year related to the potential impact of COVID-19 on our customers’ ability to pay. The increase in other was driven by various expenses related to overhead and operating as a publicly traded company.
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

	Year Ended December 31,
	2022	2021	2020
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross Profit	$193,970	$141,071	$98,032
Stock-based compensation expense	$2,491	$1,062	$749
Non-GAAP gross profit	$196,461	$142,133	$98,781
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

	Year Ended December 31,
	2022	2021	2020
Reconciliation of Non-GAAP operating loss	(dollars in thousands)
Loss from operations	$(51,676)	$(28,089)	$(32,002)
Stock-based compensation expense	$47,738	$21,730	$11,079
Non-GAAP operating loss	$(3,938)	$(6,359)	$(20,923)

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

	Year Ended December 31,
	2022	2021	2020
Reconciliation of Non-GAAP net loss	(dollars in thousands)
Net loss	$(50,240)	$(28,702)	$(31,655)
Stock-based compensation expense	47,738	21,730	11,079
Non-GAAP net loss	$(2,502)	$(6,972)	$(20,576)
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

	Year Ended December 31,
	2022	2021	2020
Reconciliation of Non-GAAP net loss per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.92)	$(0.53)	$(0.62)
Stock-based compensation expense per share	0.87	0.40	0.22
Non-GAAP net loss per share	$(0.05)	$(0.13)	$(0.40)

Free Cash Flow
Free cash flow is a non-GAAP financial measure that we define as net cash used in operating activities less expenditures for property and equipment. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash used in our core operations that, after the expenditures for property and equipment, is not available to be used for strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of free cash flow is that it does not reflect our future contractual obligations. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.

	Year Ended December 31,
	2022	2021	2020
Reconciliation of Free cash flow	(dollars in thousands)
Net cash provided by (used in) operating activities	$10,668	$14,817	$(11,352)
Expenditures for property and equipment	(1,824)	(926)	(4,015)
Free cash flow	$8,844	$13,891	$(15,367)

Liquidity and Capital Resources
As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $79.9 million, marketable securities of $105.9 million, and net accounts receivable of $35.8 million. Historically, we have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and statement of cash flows. However, during the years ended December 31, 2022 and 2021, we generated positive cash flows from operations. We expect to continue to incur operating losses and may have negative operating cash flows for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial and other factors that are beyond our control, such as rising inflation rates and a potential recession. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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

We believe our existing cash and cash equivalents will be sufficient to meet our operating and capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash and investment balances and potential future equity or debt transactions. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the impact of macroeconomic conditions on our customers and our operations, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market acceptance of our product. We have in the past, and may in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations and financial condition could be adversely affected.
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
The SVB Credit Facility expired by its terms on January 31, 2022.

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$10,668	$14,817	$(11,352)
Net cash (used in) investing activities	(37,672)	(22,118)	(53,802)
Net cash (used in) provided by financing activities	(193)	(100)	44,359
Net decrease in cash and cash equivalents	$(27,197)	$(7,401)	$(20,795)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the years ended December 31, 2022 and 2021, we generated positive cash flows from operations.
Net cash provided by operating activities during the year ended December 31, 2022 was $10.7 million, which resulted from a net loss of $50.2 million adjusted for non-cash charges of $71.9 million and net cash outflow of $11.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $47.7 million of stock-based compensation expense, $3.9 million of depreciation and intangible asset amortization expense, $18.6 million for amortization of deferred contract acquisition costs, which were primarily commissions, $1.2 million for credit losses on accounts receivable and $1.0 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $30.3 million increase in deferred commissions due to the addition of new customers and expansion of the business, an $11.5 million increase in gross accounts receivable and a $2.9 million decrease in operating lease liabilities. These outflows were partially offset by a $26.9 million increase in deferred revenue and a $7.1 million increase in accounts payable and other accrued liabilities.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was $37.7 million, which was primarily due to $190.0 million in purchases of marketable securities, partially offset by $154.1 million in proceeds from maturities of marketable securities.
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
Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 was $0.2 million, primarily driven by $1.9 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, offset by $1.7 million of proceeds under our employee stock purchase plan.
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
Contractual Obligations
As of December 31, 2022, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of December 31, 2022, the total obligation for operating leases was $25.5 million of which $4.6 million is expected in the next twelve months. As of December 31, 2022, our purchase commitment for primarily data and services was $21.2 million, of which $18.1 million is expected in the next twelve months. See Note 5 and Note 10 of our audited consolidated financial statements for more information regarding these obligations.
Recent Accounting Pronouncements
Refer to section titled “Recently Adopted Accounting Pronouncements” in Note 1 to our audited consolidated financial statements for more information.

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
In both December 2020 and October 2021, we granted 120,000 restricted stock units to our President requiring both the satisfaction of a service condition and a performance condition prior to vesting. For each of these awards, the performance condition was considered probable at the grant date and the awards have been recognized as compensation expense over their respective requisite service periods. In 2022 and 2021, we recognized $6.4 million and $3.1 million, respectively, of stock-based compensation expense in relation to these awards.
Pursuant to his employment agreement, our Chairman and CEO was eligible to receive awards of fully vested restricted stock units with respect to shares of our Class B common stock under our 2019 Class B Incentive Plan, or the Class B Plan, covering up to 1.0% of our fully diluted common equity determined as of the date of our IPO, or 483,663 shares, following the consummation of our IPO, depending on the valuation of the Company in connection with our IPO and the achievement of market capitalization thresholds thereafter, which we refer to as the Howard IPO Award. The initial grant under the Howard IPO Award was based on the valuation of the Company (calculated based on the closing price of the Company’s Class A common stock on its first trading day on The Nasdaq Capital Market on December 13, 2019) and calculated as follows: (i) a valuation between $750,000,000 and $999,999,999, would result in an initial grant under the Howard IPO Award equal to 0.5% of our outstanding fully diluted common equity; (ii) a valuation of at least $1,000,000,000 but less than $2,000,000,000 would result in an initial grant under the Howard IPO Award equal to 0.75% of our fully diluted common equity; and (iii) a valuation of at least $2,000,000,000 would result in an initial grant under the Howard IPO Award equal to 1.0% of our outstanding fully diluted common equity. No initial grant under the Howard IPO Award would be made as a result of our IPO if the valuation of the Company calculated as described above was below $750,000,000. The initial Howard IPO Award resulted in a grant equal to 0.5% of our fully diluted common equity, or 241,831, shares on December 17, 2019, which settled in March 2020. In connection with these RSUs granted to Mr. Howard pursuant to the Howard IPO Award that immediately vested in December 2019, we recognized $4.1 million of stock-based compensation expense in the fourth quarter of 2019.
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
We had cash and cash equivalents totaling $79.9 million as of December 31, 2022, the majority of which was invested in money market accounts. We also had marketable securities of $105.9 million which were invested in investment-grade corporate bonds, commercial paper, asset-backed securities, U.S. Treasury securities, and agency securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We did not have any outstanding debt during any of the periods presented under our $40.0 million revolving credit line which expired on January 31, 2022.
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

Item 8. Financial Statements and Supplementary Data

Sprout Social, Inc.
Consolidated Financial Statements
As of December 31, 2022 and 2021 and for the Years Ended December 31, 2022, 2021 and 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sprout Social, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sprout Social, Inc. and its subsidiaries, (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Subscription Revenue

As described in Note 1 to the consolidated financial statements, the Company generates revenues from subscriptions to the Company’s web-based social media management platform under a software-as-a-service model. The Company’s subscriptions can range from monthly to one-year or multi-year arrangements and are generally non-cancellable. The Company’s customers do not have the right to take possession of the online software solution. The Company commences revenue recognition when control of these products is transferred to customers in an amount that reflects the consideration management expects the Company to be entitled to in exchange for such products. The Company’s subscription revenue was $251.2 million for the year ended December 31, 2022.

The principal considerations for our determination that performing procedures relating to revenue recognition – subscription revenue is a critical audit matter are the significant audit effort in performing procedures and evaluating audit evidence relating to the accuracy and existence of subscription revenue.

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
February 22, 2023
We have served as the Company’s auditor since 2018.

Sprout Social, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$79,917	$107,114
Marketable securities	92,929	69,821
Accounts receivable, net of allowances of $1,789 and $1,298 at December 31, 2022 and 2021, respectively	35,833	25,483
Deferred commissions	20,369	13,915
Prepaid expenses and other assets	6,418	6,199
Total current assets	235,466	222,532
Marketable securities, noncurrent	12,995	—
Property and equipment, net	11,949	12,854
Deferred commissions, net of current portion	19,638	14,402
Operating lease, right-of-use asset	9,503	9,459
Goodwill	2,299	2,299
Intangible assets, net	2,006	3,045
Other assets, net	64	126
Total assets	$293,920	$264,717
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,988	$2,888
Deferred revenue	95,740	69,220
Operating lease liability	3,499	2,693
Accrued wages and payroll related benefits	14,257	12,556
Accrued expenses and other	14,322	11,072
Total current liabilities	132,806	98,429
Deferred revenue, net of current portion	490	132
Operating lease liability, net of current portion	18,287	20,946
Total liabilities	151,583	119,507
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 50,413,415 and 47,562,911 shares issued and outstanding, respectively, at December 31, 2022; 48,663,781 and 45,844,325 shares issued and outstanding, respectively, at December 31, 2021	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 7,667,376 and 7,460,432 shares issued and outstanding, respectively, at December 31, 2022; 8,516,390 and 8,309,446 shares issued and outstanding, respectively, at December 31, 2021	1	1
Additional paid-in capital	401,419	351,774
Treasury stock, at cost	(32,733)	(30,824)
Accumulated other comprehensive loss	(369)	—
Accumulated deficit	(225,985)	(175,745)
Total stockholders’ equity	142,337	145,210
Total liabilities and stockholders’ equity	$293,920	$264,717
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Subscription	$251,213	$185,726	$131,804
Professional services and other	2,615	2,133	1,145
Total revenue	253,828	187,859	132,949
Cost of revenue
Subscription	58,767	45,791	34,196
Professional services and other	1,091	997	721
Total cost of revenue	59,858	46,788	34,917
Gross profit	193,970	141,071	98,032
Operating expenses
Research and development	61,436	40,049	30,491
Sales and marketing	123,695	84,182	59,137
General and administrative	60,515	44,929	40,406
Total operating expenses	245,646	169,160	130,034
Loss from operations	(51,676)	(28,089)	(32,002)
Interest expense	(153)	(300)	(366)
Interest income	2,535	259	617
Other (expense) income, net	(580)	(361)	223
Loss before income taxes	(49,874)	(28,491)	(31,528)
Income tax expense	366	211	127
Net loss	$(50,240)	$(28,702)	$(31,655)
Net loss per share attributable to common shareholders, basic and diluted	$(0.92)	$(0.53)	$(0.62)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	54,611,616	53,768,301	51,368,737
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(50,240)	$(28,702)	$(31,655)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax	(369)	—	—
Comprehensive loss	$(50,609)	$(28,702)	$(31,655)
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Voting Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2019	48,844,998	$5	$263,943	2,673,805	$(20,430)	$—	$(115,388)	$128,130
Exercise of stock options	963,157	—	370					370
Stock-based compensation expense			11,079					11,079
Issuance of common stock from settlement of equity awards	1,189,254	—						—
Taxes paid related to net share settlement of equity awards				324,298	(8,636)			(8,636)
Issuance of common stock in connection with underwriters' purchase of over-allotment shares, related to initial public offering, net of underwriters' discounts, commissions and offering costs	629,603	—	9,738					9,738
Exercise of warrants	26,960	—	140	8,345	(140)			—
Issuance of common stock in connection with follow-on public offering, net of underwriters' discounts, commissions and offering costs	1,612,500		41,936					41,936
Proceeds from disgorgement of stockholder short-swing profits			1,137					1,137
Net loss							(31,655)	(31,655)
Balances at December 31, 2020	53,266,472	5	328,343	3,006,448	(29,206)	—	(147,043)	152,099
Exercise of stock options	62,955	—	37					37
Stock-based compensation expense			21,730					21,730
Issuance of common stock from settlement of equity awards	824,344	—						—
Taxes paid related to net share settlement of equity awards				19,952	(1,618)			(1,618)
Proceeds from disgorgement of stockholder short-swing profits			1,664					1,664
Net loss							(28,702)	(28,702)
Balances at December 31, 2021	54,153,771	5	351,774	3,026,400	(30,824)	—	(175,745)	145,210
Exercise of stock options	41,045	—	16					16
Stock-based compensation expense			47,906					47,906
Issuance of common stock from settlement of equity awards	793,023	—						—

Sprout Social, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

Taxes paid related to net share settlement of equity awards				31,048	(1,909)			(1,909)
Issuance of common stock in connection with employee stock purchase plan	35,504		1,723					1,723
Other comprehensive loss, net of tax						(369)		(369)
Net loss							(50,240)	(50,240)
Balances at December 31, 2022	55,023,343	$5	$401,419	3,057,448	$(32,733)	$(369)	$(225,985)	$142,337
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(50,240)	$(28,702)	$(31,655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	2,859	2,991	2,838
Amortization of line of credit issuance costs	30	188	215
Amortization of premium (accretion of discount) on marketable securities	(625)	736	423
Amortization of acquired intangible assets	1,039	1,043	1,394
Amortization of deferred commissions	18,638	12,175	7,702
Amortization of right-of-use operating lease asset	1,035	673	1,053
Stock-based compensation expense	47,738	21,731	11,079
Provision for accounts receivable allowances	1,199	614	2,005
Changes in operating assets and liabilities
Accounts receivable	(11,549)	(8,920)	(8,083)
Prepaid expenses and other current assets	(125)	3,465	(4,737)
Deferred commissions	(30,328)	(23,113)	(14,002)
Accounts payable and accrued expenses	7,051	8,502	6,635
Deferred revenue	26,878	25,589	13,987
Lease liabilities	(2,932)	(2,155)	(206)
Net cash provided by (used in) operating activities	10,668	14,817	(11,352)
Cash flows from investing activities
Expenditures for property and equipment	(1,824)	(926)	(4,015)
Purchases of marketable securities	(189,962)	(109,552)	(53,143)
Proceeds from maturity of marketable securities	154,114	88,360	3,356
Net cash used in investing activities	(37,672)	(22,118)	(53,802)
Cash flows from financing activities
Proceeds from underwriters' purchase of overallotment shares, related to the Company's initial public offering, net of underwriters' discounts and commissions	—	—	9,954
Proceeds from follow-on offering of common stock, net of underwriters' discounts and commissions	—	—	42,127
Payments for line of credit issuance costs	(23)	(183)	(187)
Proceeds from exercise of stock options	16	37	370
Proceeds from employee stock purchase plan	1,723	—	—
Proceeds from disgorgement of stockholders short-swing profits	—	1,664	1,137
Employee taxes paid related to the net share settlement of stock-based awards	(1,909)	(1,618)	(8,636)
Payments of deferred offering costs	—	—	(406)
Net cash (used in) provided by financing activities	(193)	(100)	44,359
Net decrease in cash and cash equivalents	(27,197)	(7,401)	(20,795)

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Cash and cash equivalents
Beginning of year	107,114	114,515	135,310
End of year	$79,917	$107,114	$114,515
Supplemental cash flow information
Cash paid for interest	$62	$111	$138
Cash paid for income taxes	$211	$127	$66

Supplemental disclosure of noncash investing and financing activities
Operating lease liability arising from operating ROU asset obtained	$1,079	$—	$5,472
Noncash exercise of stock warrants	$—	$—	$140
Capital expenditures incurred but not yet paid	$—	$4	$367
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
Marketable Securities
Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury securities, asset-backed securities, and agency securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair values. Unrealized gains and losses for the available-for-sale debt securities that are unrelated to credit loss factors are recorded in accumulated other comprehensive income (loss), or AOCI. As of December 31, 2022 and 2021, the Company’s AOCI balance was insignificant. Unrealized losses determined to be credit-related are recorded as Other (expense) income, net in the consolidated statements of operations and comprehensive loss and as an allowance for credit losses on Marketable securities on the consolidated balance sheet. As of December 31, 2022 and 2021, the gross unrealized gains and losses on available-for-sale debt securities were immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities.
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
If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Amounts are charged against the allowance for credit losses once collection efforts are unsuccessful. Credit losses on accounts receivable were $1.2 million, $0.6 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The allowance for credit losses was $1.8 million and $1.3 million as of

Sprout Social, Inc.
Notes to Consolidated Financial Statements

December 31, 2022 and 2021, respectively. The activity related to the allowance for credit losses for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

Balance at December 31, 2019	$706
Additions	2,005
Write-offs, net of recoveries	(1,283)
Balance at December 31, 2020	$1,428
Additions	614
Write-offs, net of recoveries	(744)
Balance at December 31, 2021	1,298
Additions	1,199
Write-offs, net of recoveries	(708)
Balance at December 31, 2022	$1,789
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and marketable securities. The Company's cash and cash equivalents are generally held with large financial institutions. Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2022, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has credit risk regarding trade accounts receivable as the Company generally does not require collateral. Allowances are maintained for potential credit losses. As of December 31, 2022 and 2021, there were no individual customers that accounted for more than 10% of the Company’s total revenue or net accounts receivable.
The Company’s marketable securities consist of investment-grade corporate bonds, commercial paper, U.S. Treasury securities, asset-backed securities, and agency securities. The Company limits the amount of investments in any single issuer and believes that, as of December 31, 2022, its concentration of credit risk related to marketable securities was not significant.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computer equipment and hardware	3-5 years
Furniture and fixtures	3-7 years
Internal-use software	3 years
Leasehold improvements	Lesser of useful life or remaining lease term
Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are written off, and any resulting gain or loss is credited or charged to income.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
The Company has a single reporting unit. If the Company concludes that it is more-likely-than-not that its single reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed. For the quantitative assessment, the fair value of the Company’s reporting unit is compared with the carrying amount of net assets, including goodwill, related to the reporting unit. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit. The Company did not record any impairment loss during the years ended December 31, 2022, 2021 and 2020.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, which includes property and equipment and intangible assets, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the anticipated future undiscounted cash flows that the asset is expected to generate. If that comparison indicates that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any impairment loss during the years ended December 31, 2022, 2021 and 2020.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Professional services are typically provided for a fixed fee, and revenues are recognized over time for these contracts as services are provided to the customer. Professional services revenue represents less than 1% of revenue for the periods presented.
Sales Commissions
Sales force commissions are considered incremental costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts with new customers and for expansion of contracts with existing customers. Commissions are not paid on customer renewals. Sales commissions are deferred and amortized on a straight-line basis over a period of benefit of three years, as determined by the Company. The Company determined the three-year period by taking into consideration the products sold, expected customer life, expected contract renewals, technology life cycle and other factors. Amortization expense is included as a component of sales and marketing expense. Deferred commissions during the year ended December 31, 2022 increased $11.7 million as a result of deferring incremental costs of obtaining contracts with customers of $30.3 million, which was offset by $18.6 million of amortization. Deferred commissions during the year ended December 31, 2021 increased $10.9 million as a result of deferring incremental costs of obtaining contracts with customers of $23.1 million, which was offset by $12.2 million of amortization. The Company periodically reviews the deferred sales commissions for impairment and noted no impairment loss for the years ended December 31, 2022, 2021 and 2020.
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
Advertising Costs
Advertising costs primarily include online advertising on search engines. Advertising costs are expensed as incurred and included as a component of sales and marketing expenses. The Company incurred approximately $4.4 million, $4.5 million and $3.1 million in advertising costs during the years ended December 31, 2022, 2021 and 2020, respectively.
Research and Development Costs
    Research and development expenses include payroll, employee benefits and other expenses associated with product development.
Capitalized Internal-Use Software Costs
Certain payroll and stock compensation costs incurred to develop functionality for the Company’s platform, as well as certain upgrades and enhancements that are expected to result in enhanced functionality are capitalized during the development stage. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, direct and incremental costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized internal-use software costs are included within property and equipment, net on the

Sprout Social, Inc.
Notes to Consolidated Financial Statements

consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years.
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
The Company calculates diluted net loss per share using the treasury stock and if-converted methods, which consider the potential impacts of outstanding stock options and RSUs. Under these methods, the numerator and denominator of the net loss per share calculation are adjusted for these securities if the impact of doing so increases net loss per share. During the periods presented, the impact is to decrease net loss per share and therefore the Company is precluded from adjusting its calculation for these securities. As a result, diluted net loss per share is calculating using the same formula as basic net loss per share.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies certain aspects of accounting for income taxes. The guidance is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
Deferred revenue during the year ended December 31, 2022, increased $26.9 million as a result of $280.7 million of additional invoicing which was offset by $253.8 million of revenue recognized during the same period. Deferred revenue during the year ended December 31, 2021, increased $25.6 million as a result of $213.5 million of additional invoicing which was offset by $187.9 million of revenue recognized during the same period. The amount of revenue recognized during the years ended December 31, 2022 and 2021 that was included in deferred revenue at the beginning of each period was $68.6 million and $42.4 million, respectively.
As of December 31, 2022, including amounts already invoiced and amounts contracted but not yet invoiced, $163.1 million of revenue is expected to be recognized from remaining performance obligations, of which 75% is expected to be recognized in the next 12 months, 19% is expected to be recognized in the subsequent 12 months and the remainder thereafter.
3.Property and Equipment
As of the dates specified below, property and equipment consisted of the following (in thousands):

	As of December 31,
	2022	2021
Leasehold improvements	$18,308	$18,308
Furniture and fixtures	4,015	3,992
Computer equipment and hardware	4,528	3,398
Internal-use software	774	—
Total property and equipment	27,625	25,698
Less: Accumulated depreciation	(15,676)	(12,844)
Total property and equipment, net	$11,949	$12,854
The Company recognized depreciation expense on property and equipment of $2.9 million, $3.0 million and $2.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

4.Intangible Assets
As of the dates specified below, intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2022	2021
Customer relationships	$7,300	$7,300
	7,300	7,300
Less: Accumulated amortization
Customer relationships	(5,294)	(4,255)
	(5,294)	(4,255)
Intangible assets, net	$2,006	$3,045

Amortization of intangible assets totaled $1.0 million, $1.0 million, and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The expected future amortization of intangible assets as of December 31, 2022 is summarized as follows (in thousands):

Years Ending December 31,	Amortization Expense
2023	$1,043
2024	963
2025	—
2026	—
2027	—
$2,006
Intangible assets are all amortizable and have weighted-average amortization periods as follows:

Intangible assets	Years
Customer relationships	7
5.Operating Leases
The Company has operating lease agreements for offices in Chicago, Illinois, Seattle, Washington, and Dublin, Ireland. The Chicago lease expires in January 2028, the Seattle lease expires in January 2031, and the Dublin lease expires in June 2024. These operating leases require escalating monthly rental payments ranging from approximately $47,000 to $280,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

During 2022, the Company entered into a new lease agreement for an office in Dublin, Ireland, with an expected total future commitment of $1.1 million and lease commencement date of July 2022. The lease has an expected expiration date of June 2024. For accounting purposes under ASC 842, the lease commenced on June 30, 2022, resulting in the recording of a $1.1 million right-of-use operating lease asset and operating lease liability.
The following table provides a summary of operating lease assets and liabilities as of December 31, 2022 (in thousands):

Assets
Operating lease right-of-use assets	$9,503
Liabilities
Operating lease liabilities	3,499
Operating lease liabilities, non-current	18,287
Total operating lease liabilities	$21,786

Operating lease expense for the year ended December 31, 2022, 2021, and 2020 was $2.3 million, $2.0 million and $2.5 million, respectively. Variable lease costs for the year ended December 31, 2022, 2021 and 2020 was $3.5 million, $3.3 million and $2.7 million, respectively. Cash payments related to operating leases for the year ended December 31, 2022, 2021 and 2020 were $7.7 million, $6.7 million and $4.4 million, respectively. The Company recognized $0.2 million of sublease rental income in other (expense) income, net on the consolidated statement of operations in 2020. There was no sublease rental income recognized in 2022 and 2021.
As of December 31, 2022, the weighted-average remaining lease term is 5.9 years and the weighted-average discount rate is 5.5%.
Remaining maturities of operating lease liabilities as of December 31, 2022 are as follows (in thousands):

Years ending December 31,
2023	$4,599
2024	4,401
2025	4,205
2026	4,298
2027	4,392
Thereafter	3,603
Total future minimum lease payments	$25,498
Less: imputed interest	(3,712)
Total operating lease liabilities	$21,786

Sprout Social, Inc.
Notes to Consolidated Financial Statements

6.Income Taxes
The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(49,177)	$(27,097)	$(30,544)
Foreign	(697)	(1,394)	(984)
Loss before income taxes	$(49,874)	$(28,491)	$(31,528)
There is no provision for domestic income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. In 2022, 2021, and 2020, the Company recognized an immaterial provision related to foreign income taxes.
A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Federal statutory income tax	$(10,474)	21.00%	$(5,983)	21.00%	$(6,643)	21.00%
State income tax, net of federal tax benefit	(1,863)	3.74	(1,024)	3.59	(1,056)	3.34
Foreign tax	43	(0.09)	(91)	0.32	(51)	0.16
Section 162(m) limitation	2,371	(4.75)	2,591	(9.09)	2,128	(6.73)
Other	687	(1.38)	516	(1.72)	489	(1.45)
Valuation allowance net of deferred tax assets	12,075	(24.21)	16,485	(57.86)	12,432	(39.30)
Stock-based compensation	(2,412)	4.84	(11,865)	41.64	(7,321)	23.14
Return to provision	(61)	0.12	(418)	1.47	149	(0.47)
Effective income tax rate	$366	(0.7)%	$211	(0.7)%	$127	(0.3)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

Sprout Social, Inc.
Notes to Consolidated Financial Statements

purposes. Significant components of the Company’s deferred taxes at December 31, 2022 and 2021 are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$66,912	$61,202
Research & Development Costs	5,846	—
Operating lease liability	5,363	5,776
Stock-based compensation	4,622	1,615
Other	1,644	1,432
Total deferred tax assets	84,387	70,025
Deferred tax liabilities
Depreciation and amortization	(1,986)	(2,616)
Deferred commissions and bonus	(9,849)	(6,920)
Operating lease right-of-use asset	(2,340)	(2,311)
Other	(940)	(981)
Total deferred tax liabilities	(15,115)	(12,828)
Less: Valuation allowance	(69,272)	(57,197)
Net deferred tax asset (liability)	$—	$—
The Company assesses all available positive and negative evidence to evaluate the realizability of its deferred tax assets and whether or not a valuation allowance is necessary. The Company’s three-year cumulative loss position was significant negative evidence in assessing the need for a valuation allowance. The weight given to positive and negative evidence is commensurate with the extent such evidence may be objectively verified. Given the weight of objectively verifiable historical losses from operations, the Company has recorded a full valuation allowance on its deferred tax assets. The Company may be able to reverse the valuation allowance when sufficient positive evidence exists to support the reversal of the valuation allowance.
The increase in the valuation allowance for deferred tax assets was approximately $12.1 million for the year ended December 31, 2022, $16.5 million for the year ended December 31, 2021, and $12.4 million for the year ended December 31, 2020. The increase in the valuation allowance was primarily due to the increase in the net operating loss deferred tax asset, the establishment of a deferred tax asset for capitalized research and development (R&D) costs, and the increase in deferred tax asset for stock-based compensation.
The Tax Cuts and Jobs Act (TCJA) of 2017 proposed changes to the Internal Revenue Code (IRC) section 174, which governs the treatment of R&D costs for tax purposes. The changes require companies to capitalize R&D costs incurred after December 31, 2021. Under new IRC Section 174(c)(3), software development costs are treated as R&D expenditures. The Company has capitalized and amortized relevant software development costs under IRC section 174 and recorded a resulting deferred tax asset of $5.8 million as of December 31, 2022.
The Company elected to account for Global Intangible Low–Taxed Income (“GILTI”) as a current-period expense when incurred. Therefore, the Company has not recorded deferred taxes for basis differences expected to reverse in the future periods.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The Company has total net operating loss carryforwards for federal income tax purposes of approximately $56.8 million as of December 31, 2022, which begin to expire in 2031. The Company has total net operating loss carryforwards for U.S. state income tax purposes of approximately $10.1 million as of December 31, 2022, which begin to expire in 2031. The operating loss carryforwards may be limited due to a change in control in the Company’s ownership as defined by the Internal Revenue Code Sections 382. Any future changes in the Company’s ownership may limit the use of such carryforward benefits.
The Company recognizes tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained by the tax authority upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not threshold, the Company measures the tax position as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. The Company had no uncertain tax positions during the years ended December 31, 2022, 2021, and 2020.
The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended December 31, 2022, 2021, and 2020 the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.
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
The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries. Unremitted earnings of foreign subsidiaries were immaterial at December 31, 2022.
7.Revolving Line of Credit
On December 1, 2017, the Company entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank, which was amended on February 26, 2018, July 26, 2018, January 31, 2019, November 26, 2019 and February 5, 2020. The Agreement included a revolving line of credit facility under which the Company may borrow up to $40.0 million.
The revolving line of credit facility expired by its terms on January 31, 2022. There was no outstanding balance under the Agreement for any of the periods presented.
The Company is contingently liable under two standby letters of credit which are required as security for the Company’s current office leases (Note 5). At December 31, 2022, the Company had $2.7 million in unsecured letters of credit outstanding. At December 31, 2021, the Company elected to reduce the revolving credit facility borrowing capacity by $2.7 million as security for future lease payments.
8.Stockholders’ Equity
Common Stock
As of December 31, 2022, the Company has authorized 1,000,000,000 shares of Class A common stock with a par value of $0.0001 per share and 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Each holder of Class A and Class B common stock shall be entitled

Sprout Social, Inc.
Notes to Consolidated Financial Statements

to one and ten votes, respectively, for each share held as of the record date and shall be entitled to receive dividends, when, as and if declared by the Board of Directors. Each share of Class B common stock is convertible into one share of Class A common stock at any time and will convert automatically upon certain transfers and upon the earlier of (i) the first date on which the voting power of all then outstanding shares of Class B common stock represents less than 10% of the combined voting power of all then outstanding shares of Class A common stock and Class B common stock, (ii) the date that is seven (7) years from the closing of the IPO on December 17, 2019 and (iii) the date specified by a vote of the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class. Following such conversion, each share of Class A common stock will have one vote per share and the rights of the holders of all outstanding shares of common stock will be identical. The total Class A and Class B common stock outstanding as of December 31, 2022 is 47,562,911 and 7,460,432 shares, respectively.
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
The only awards granted as of December 31, 2022 are stock options and restricted stock units.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Stock-based Compensation Expense
    Stock-based compensation expense is included in the consolidated statement of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020

Cost of revenue	$2,491	$1,062	$749
Research and development	11,280	4,039	1,935
Sales and marketing	23,066	10,636	2,464
General and administrative	10,901	5,993	5,931
Total stock-based compensation expense	$47,738	$21,730	$11,079

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
The table below summarizes the activity regarding unvested restricted stock units for the year ended December 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	1,999,930	$52.08
Granted	1,684,655	64.17
Vested	(824,568)	40.50
Forfeited	(167,740)	59.87
Unvested at December 31, 2022	2,692,277	$62.71

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The weighted-average grant date fair value per share for restricted stock units granted during the years ended December 31, 2022, 2021 and 2020 was $64.17, $85.69 and $29.36, respectively. The total unrecognized stock-based compensation expense relating to these awards as of December 31, 2022 was $141.2 million, which is expected to be recognized over a weighted-average period of 3.1 years.
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
At the end of 2015, the Company ceased issuing stock options.
The table below summarizes the stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of period	98,055	$0.77	2.20	$8,818
Granted at fair value	—	—
Exercised	(41,045)	0.42
Forfeited	—	—
Outstanding at end of period	57,010	$1.01	1.93	$3,161
Options exercisable at December 31, 2022	57,010	$1.01	1.93	$3,161
The Company has computed the aggregate intrinsic value of amounts disclosed in the above table based on the difference between the original exercise price of the options and the estimated fair value of the Company’s common stock as of December 31, 2022.
The intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $2.3 million, $5.7 million and $44.8 million, respectively.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The following summarizes information about the Company’s options outstanding as of December 31, 2022:

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Remaining Contractual Term
		(in years)		(in years)
$0.31 - $0.69	5,010	0.72	5,010	0.72
$0.70 - $1.08	52,000	2.05	52,000	2.05
	57,010		57,010

10.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Contractual commitments as of December 31, 2022 are as follows (in thousands):

Years ending December 31,
2023	$18,100
2024	2,523
2025	610
2026	—
2027	—
Thereafter	—
Total contractual obligations	$21,233

Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the year ended December 31, 2022.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the

Sprout Social, Inc.
Notes to Consolidated Financial Statements

maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the year ended December 31, 2022.
11.Geographic Data
As described in the Summary of Significant Accounting Policies, the Company operates as one operating segment.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2022 and 2021, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 28%, 28% and 29% for the year ended December 31, 2022, 2021 and 2020, respectively. Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Americas	$199,516	$148,241	$104,208
EMEA	42,419	30,229	21,341
Asia Pacific	11,893	9,389	7,400
Total	$253,828	$187,859	$132,949
12.Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of common stock each period. Diluted net loss per share is calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options and restricted stock units. Because the Company incurred net losses each period, the basic and diluted calculations are the same. Basic and diluted net loss per share are the same for each class of common stock, as both Class A and Class B stockholders are entitled to the same liquidation and dividend rights.
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to common shareholders	$(50,240)	$(28,702)	$(31,655)
Weighted average common shares outstanding	54,611,616	53,768,301	51,368,737
Net loss per share, basic and diluted	$(0.92)	$(0.53)	$(0.62)

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	As of December 31,
	2022	2021	2020
Stock options outstanding	57,010	98,055	161,010
RSUs outstanding	2,692,277	1,999,930	2,000,582
Total potentially dilutive shares	2,749,287	2,097,985	2,161,592

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$43,489	$—	$43,489
Corporate bonds	—	33,183	—	33,183
U.S. Treasury securities	—	14,145	—	14,145
U.S. agency securities	—	12,950	—	12,950
Asset-backed securities	—	2,157	—	2,157
Total assets	$—	$105,924	$—	$105,924

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$26,274	$—	$26,274
Commercial paper	—	33,481	—	33,481
U.S. Treasury securities	—	10,066	—	10,066
Total assets	$—	$69,821	$—	$69,821

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2022 and December 31, 2021, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. There was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented
The following table classifies our marketable securities by contractual maturity (in thousands):

	December 31, 2022	December 31, 2021
Due in one year or less	$92,929	$69,821
Due after one year and within two years	12,995	—
Total	$105,924	$69,821
14.Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan for the benefit of its employees. The Company made matching contributions to the plan totaling $2.8 million, $2.2 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
16.Subsequent Event
On January 19, 2023, the Company completed the acquisition of Repustate Inc. The acquisition is expected to advance the Company’s social listening, messaging and customer care capabilities. The Company used cash on hand to complete the acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2022. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this annual report on Form 10-K.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2022.
Item 11. Executive Compensation
The information required by this item will be incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be incorporated by reference to the sections entitled “Non-Employee Director Compensation,” “Board of Directors and Corporate Governance – Compensation Committee Interlocks and Inside Participation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “CEO Pay Ratio” in our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this item will be incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2022.

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

10.1†
Sprout Social, Inc. 2010 Amended and Restated Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.2†
Form of Incentive Stock Option Notice and Incentive Stock Option Agreement pursuant to Sprout Social, Inc. 2010 Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.3†	Sprout Social, Inc. 2016 Stock Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).
10.4†	Amendment to Sprout Social, Inc. 2016 Stock Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).
10.5†
Form of Notice of Grant of Stock Option and Stock Option Agreement pursuant to Sprout Social, Inc. 2016 Stock Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.6†
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to 2016 Stock Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).

10.7†
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

10.9†
Sprout Social, Inc. 2019 Class B Incentive Award Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.10†
Sprout Social Inc. 2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.11†
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

10.13†
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan, approved February 16, 2022 (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.14†	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan, approved February 15, 2023.
10.15†
Form of Non-Employee Director Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan (Incorporated by reference to Exhibit 10.19 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.16†
Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Class B Incentive Award Plan (Incorporated by reference to Exhibit 10.19 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.17†
Sprout Social, Inc. Non-Employee Director Compensation Policy (as amended effective January 1, 2022) Incorporated by Reference to Exhibit 10.22 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.18†
Amended and Restated Executive Employment Agreement, dated as of November 29, 2019, by and between the Registrant and Justyn Howard (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.19†
Amended and Restated Executive Employment Agreement, dated November 29, 2019, by and between the Registrant and Ryan Barretto (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.20†	Side Letter, dated December 28, 2020, between the Registrant and Ryan Barretto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K filed on December 28, 2020).
10.21†	Side Letter, dated October 4, 2021, between the Registrant and Ryan Barretto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K filed on October 5, 2021).
10.22†
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

10.24†
Executive Employment Agreement, dated January 1, 2016, by and between the Registrant and Aaron Rankin Incorporated by Reference to Exhibit 10.29 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.25†
Amendment to Executive Employment Agreement, dated February 20, 2020, by and between the Registrant and Aaron Rankin Incorporated by Reference to Exhibit 10.30 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.26
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
*    Furnished, not filed.

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

***

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duty authorized.

SPROUT SOCIAL, INC.

By:	/s/ Justyn Howard
Name:	Justyn Howard
Title:	Chairman of the Board of Directors and Chief Executive Officer
Date:	February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Justyn Howard
Justyn Howard	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 22, 2023

/s/ Peter Barris
Peter Barris	Director	February 22, 2023

/s/ Steven Collins
Steven Collins	Director	February 22, 2023

/s/ Joe Del Preto
Joe Del Preto	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2023

/s/ Raina Moskowitz
Raina Moskowitz	Director	February 22, 2023

/s/ Aaron Rankin
Aaron Rankin	Chief Technology Officer and Director	February 22, 2023

/s/ Thomas Stanley
Thomas Stanley	Director	February 22, 2023

/s/ Karen Walker
Karen Walker	Director	February 22, 2023