Form 10-Q
period 2023-03-31
Sprout Social, Inc.
filed 2023-05-03
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of April 28, 2023, there were 48,047,160 shares and 7,350,582 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “explore,” “intend,” “long-term model,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these terms and similar expressions intended to identify forward-looking statements, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under “Part II—Item IA. Risk Factors” and “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our most recent Annual Report on Form 10-K under Part I—Item IA, “Risk Factors” and the risks and uncertainties related to the following:

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
•worldwide economic conditions, including the macroeconomic impacts of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, current and future potential banking failures, and their impact on information technology spending;
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
•our ability to attract and retain qualified employees and key personnel; and
•our ability to effectively manage our growth and future expenses.
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
In addition, statements such as "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this report. While we believe such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$78,411	$79,917
Marketable securities	99,050	92,929
Accounts receivable, net of allowances of $1,766 and $1,789 at March 31, 2023 and December 31, 2022, respectively	36,699	35,833
Deferred commissions	21,707	20,369
Prepaid expenses and other assets	10,567	6,418
Total current assets	246,434	235,466
Marketable securities, noncurrent	9,709	12,995
Property and equipment, net	11,620	11,949
Deferred commissions, net of current portion	20,201	19,638
Operating lease, right-of-use assets	9,148	9,503
Goodwill	9,012	2,299
Intangible assets, net	3,440	2,006
Other assets, net	66	64
Total assets	$309,630	$293,920
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,723	$4,988
Deferred revenue	109,098	95,740
Operating lease liabilities	3,580	3,499
Accrued wages and payroll related benefits	13,335	14,257
Accrued expenses and other	14,571	14,322
Total current liabilities	146,307	132,806
Deferred revenue, net of current portion	709	490
Operating lease liabilities, net of current portion	17,369	18,287
Other noncurrent liabilities	477	—
Total liabilities	164,862	151,583
Commitments and contingencies (Note 6)

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022

Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 50,873,771 and 48,005,966 shares issued and outstanding, respectively, at March 31, 2023; 50,413,415 and 47,562,911 shares issued and outstanding, respectively, at December 31, 2022	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 7,577,526 and 7,370,582 shares issued and outstanding, respectively, at March 31, 2023; 7,667,376 and 7,460,432 shares issued and outstanding, respectively, at December 31, 2022	1	1
Additional paid-in capital	415,123	401,419
Treasury stock, at cost	(33,832)	(32,733)
Accumulated other comprehensive loss	(291)	(369)
Accumulated deficit	(236,237)	(225,985)
Total stockholders’ equity	144,768	142,337
Total liabilities and stockholders’ equity	$309,630	$293,920
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Subscription	$74,742	$56,780
Professional services and other	470	649
Total revenue	75,212	57,429
Cost of revenue
Subscription	16,633	13,757
Professional services and other	242	234
Total cost of revenue	16,875	13,991
Gross profit	58,337	43,438
Operating expenses
Research and development	17,876	13,065
Sales and marketing	36,905	25,612
General and administrative	15,489	14,370
Total operating expenses	70,270	53,047
Loss from operations	(11,933)	(9,609)
Interest expense	(28)	(71)
Interest income	2,020	123
Other expense, net	(209)	(108)
Loss before income taxes	(10,150)	(9,665)
Income tax expense	102	90
Net loss	$(10,252)	$(9,755)
Net loss per share attributable to common shareholders, basic and diluted	$(0.19)	$(0.18)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	55,176,425	54,277,676
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(10,252)	$(9,755)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities, net of tax	78	(160)
Comprehensive loss	$(10,174)	$(9,915)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2022	55,023,343	$5	$401,419	3,057,448	$(32,733)	$(369)	$(225,985)	$142,337
Stock-based compensation			13,704					13,704
Issuance of common stock from equity award settlement	353,205	—						—
Taxes paid related to net share settlement of equity awards				17,301	(1,099)			(1,099)
Other comprehensive gain, net of tax						78		78
Net loss							(10,252)	(10,252)
Balances at March 31, 2023	55,376,548	$5	$415,123	3,074,749	$(33,832)	$(291)	$(236,237)	$144,768

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2021	54,153,771	$5	$351,774	3,026,400	$(30,824)	$—	$(175,745)	$145,210
Exercise of stock options	13,545	—	6					6
Stock-based compensation			8,392					8,392
Issuance of common stock from equity award settlement	239,875	—						—
Taxes paid related to net share settlement of equity awards				13,865	(939)			(939)
Other comprehensive loss, net of tax						(160)		(160)
Net loss							(9,755)	(9,755)
Balances at March 31, 2022	54,407,191	$5	$360,172	3,040,265	$(31,763)	$(160)	$(185,500)	$142,754

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(10,252)	$(9,755)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	708	696
Amortization of line of credit issuance costs	—	30
Amortization of premium (accretion of discount) on marketable securities	(882)	133
Amortization of acquired intangible assets	366	261
Amortization of deferred commissions	5,855	4,020
Amortization of right-of-use operating lease asset	355	179
Stock-based compensation expense	13,656	8,392
Provision for accounts receivable allowances	353	91
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	(1,148)	2,312
Prepaid expenses and other current assets	(4,098)	(2,868)
Deferred commissions	(7,757)	(6,317)
Accounts payable and accrued expenses	(1,589)	1,541
Deferred revenue	13,554	7,338
Lease liabilities	(837)	(651)
Net cash provided by operating activities	8,284	5,402
Cash flows from investing activities
Expenditures for property and equipment	(383)	(313)
Payments for business acquisition, net of cash acquired	(6,432)	—
Purchases of marketable securities	(30,078)	(66,085)
Proceeds from maturity of marketable securities	22,631	36,500
Proceeds from sale of marketable securities	5,571	—
Net cash used in investing activities	(8,691)	(29,898)
Cash flows from financing activities
Payments for line of credit issuance costs	—	(23)
Proceeds from exercise of stock options	—	6
Employee taxes paid related to the net share settlement of stock-based awards	(1,099)	(939)
Net cash used in financing activities	(1,099)	(956)
Net decrease in cash and cash equivalents	(1,506)	(25,452)
Cash and cash equivalents
Beginning of period	79,917	107,114
End of period	$78,411	$81,662
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
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Company has prepared the unaudited condensed consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2022, and these unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full year or any future period. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain disclosures required by GAAP on an annual basis. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of May 3, 2023, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023. There have been no significant changes to these policies during the three months ended March 31, 2023, except as noted below.
Business Combinations
The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or deficiency of the purchase consideration when compared to the fair value of the net assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. Such valuations require that management make estimates and assumptions, especially with respect to the identifiable intangible assets. The estimates in valuing intangible assets include, but are not limited to, the time and expense to recreate the assets, future expected cash flows from the asset, useful lives, and discount rates.
The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period the Company may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to Goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings.
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
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended March 31, 2023 and 2022 that was included in deferred revenue at the beginning of each period was $44.1 million and $32.4 million, respectively.
As of March 31, 2023, including amounts already invoiced and amounts contracted but not yet invoiced, $187.8 million of revenue is expected to be recognized from remaining performance obligations, of which 76% is expected to be recognized in the next 12 months, with the remainder thereafter.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table provides a summary of operating lease assets and liabilities as of March 31, 2023 (in thousands):

Assets
Operating lease right-of-use assets	$9,148
Liabilities
Operating lease liabilities	3,580
Operating lease liabilities, non-current	17,369
Total operating lease liabilities	$20,949
The following table provides information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022

Operating lease expense	$648	$503
Variable lease expense	893	866
Within the condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the three months ended March 31, 2023 and March 31, 2022 were $2.0 million and $1.8 million, respectively. As of March 31, 2023, the weighted-average remaining lease term is 5.7 years and the weighted-average discount rate is 5.5%.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Remaining maturities of operating lease liabilities as of March 31, 2023 are as follows (in thousands):

Years ending December 31,
2023	$3,464
2024	4,406
2025	4,205
2026	4,298
2027	4,392
Thereafter	3,604
Total future minimum lease payments	$24,369
Less: imputed interest	(3,420)
Total operating lease liabilities	$20,949

4.Income Taxes
The provision for income taxes for interim periods is generally determined using an estimate of the Company’s annual effective tax rate, excluding jurisdictions for which no tax benefit can be recognized due to valuation allowances. The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to a valuation allowance related to the Company’s federal and state deferred tax assets.
There is no provision for domestic income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2023, the Company recognized an immaterial provision related to foreign income taxes.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cost of revenue	$501	$448
Research and development	3,602	1,725
Sales and marketing	6,570	4,218
General and administrative	2,983	2,001
Total stock-based compensation	$13,656	$8,392
6.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of March 31, 2023 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2023	$10,529
2024	3,936
2025	2,243
2026	445
2027	236
Thereafter	—
Total contract commitments	$17,389
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the period ended March 31, 2023.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors, and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the period ended March 31, 2023.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of March 31, 2023 and December 31, 2022, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 27% and 28% for the three months ended March 31, 2023 and 2022, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Americas	$59,111	$45,230
EMEA	12,500	9,454
Asia Pacific	3,601	2,745
Total	$75,212	$57,429
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common shareholders	$(10,252)	$(9,755)
Weighted average common shares outstanding	55,176,425	54,277,676
Net loss per share, basic and diluted	$(0.19)	$(0.18)

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	March 31,
	2023	2022
Stock options outstanding	57,010	84,510
RSUs outstanding	2,779,378	2,674,435
Total potentially dilutive shares	2,836,388	2,758,945

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$41,398	$—	$41,398
Corporate bonds	—	31,231	—	31,231
U.S. agency securities	—	21,326	—	21,326
U.S. Treasury securities	—	12,783	—	12,783
Asset-backed securities	—	2,021	—	2,021
Total assets	$—	$108,759	$—	$108,759

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$43,489	$—	$43,489
Corporate bonds	—	33,183	—	33,183
U.S. Treasury securities	—	14,145	—	14,145
U.S. agency securities	—	12,950	—	12,950
Asset-backed securities	—	$2,157	$—	2,157
Total assets	$—	$105,924	$—	$105,924
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
For the periods presented, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. As of March 31, 2023 and December 31, 2022, there was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented.

The following table classifies our marketable securities by contractual maturity (in thousands):

	March 31, 2023	December 31, 2022
Due in one year or less	99,050	92,929
Due after one year and within two years	9,709	12,995
Total	108,759	105,924

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Business Combinations
On January 19, 2023, the Company completed the acquisition of all of the outstanding equity of Repustate, Inc. The acquisition is expected to increase the Company’s power, breadth and automation of social listening, messaging, and customer care capabilities with added sentiment analysis, natural language processing (NLP) and artificial-intelligence (AI). The total purchase consideration for the acquisition was approximately $8.4 million, consisting of approximately $6.8 million in cash paid at the closing of the acquisition and a holdback of $1.6 million in cash to be paid as purchase consideration after the one-year anniversary of the closing of the acquisition, assuming no claims by the Company against the holdback amount for post-closing purchase price adjustments or indemnification matters.
The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed, and additional information about the fair value of assets and liabilities acquired become available.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

January 19, 2023
Cash and cash equivalents	$366
Intangible assets	1,800
Goodwill	6,713
Deferred tax liability	(477)
Other net tangible assets and liabilities assumed	(4)
Total consideration	$8,398
Deferred consideration related to holdback	(1,600)
Cash and cash equivalents acquired	(366)
Cash paid for acquisition of business, net of cash acquired	$6,432
The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is primarily attributable to expected post-acquisition synergies from integrating the technology into Sprout’s platform. The goodwill is not deductible for income tax purposes. The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. These estimates are based on preliminary information and may be subject to further revision as additional information is obtained during the measurement period, which may last up to 12 months from the date of the acquisition. The primary areas that remain preliminary as of March 31, 2023 relate to the fair values of intangible assets acquired and goodwill. The Company expects to finalize the fair value measurements as soon as practicable, but not later than one year from the date of acquisition.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated useful lives and fair values of the identifiable intangible assets at acquisition date were as follows (in thousands):

	Fair Value	Expected Useful Life
Customer Relationships	$200	1 year
Acquired Technology	1,600	5 years
	$1,800
The changes in the carrying amount of goodwill during the three months ended March 31, 2023 were as follows (in thousands):

Goodwill balance as of December 31, 2022	$2,299
Addition - acquisition of Repustate	6,713
Goodwill balance as of March 31, 2023	$9,012
We have included the financial results of Repustate in our condensed consolidated financial statements from the date of acquisition. Separate financial results and pro forma financial information for Repustate have not been presented as the effect of this acquisition was not material to our financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II—Item 1A of this Quarterly Report and in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and in other parts of this Quarterly Report. See "Cautionary Note Regarding Forward-Looking Statements."
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
We generated revenue of $75.2 million and $57.4 million during the three months ended March 31, 2023 and 2022, respectively, representing growth of 31%. In the three months ended March 31, 2023, software subscriptions contributed 99% of our revenue.
We generated net losses of $10.3 million and $9.8 million during the three months ended March 31, 2023 and 2022, respectively, which included stock-based compensation expense of $13.7 million and $8.4 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.

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
Our current and prospective customers are impacted by worsening macroeconomic conditions to varying degrees. We are continuing to monitor for potential future direct and indirect impacts on our business and results of operations.

Acquisition of Repustate, Inc.
On January 19, 2023, the Company completed the acquisition of Repustate, Inc. for a total purchase consideration of approximately $8.4 million, consisting of approximately $6.8 million in cash paid at the closing time of the acquisition and a holdback of $1.6 million in cash to be paid as purchase consideration after the one-year anniversary of the closing of the acquisition, assuming no claims by the Company against the holdback amount for post-closing purchase price adjustments or indemnification matters.
The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities acquired become available. We expect to finalize the allocation of the purchase consideration as soon as practicable, pending any other adjustments to acquired assets or liabilities, but no later than 12 months from the acquisition date. The acquisition is expected to increase the Company’s power, breadth and automation of social listening, messaging, and customer care capabilities with added sentiment analysis, natural language processing (NLP) and artificial-intelligence (AI). We have included the financial results of Repustate in our condensed consolidated financial statements from the date of acquisition. The impact of Repustate’s financial results following the date of acquisition were not significant to Sprout’s condensed consolidated financial statements. Refer to Note 10 — Business Combinations of the Notes to the Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 33,000 customers. In November 2022, we announced a price increase. For the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022, this price increase contributed to an increase in our average revenue per customer and a decrease in the growth rate of our total number of customers. We expect this trend to continue as we remain focused on higher-value customers.

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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the three months ended March 31, 2023 was approximately 27% of our total revenue. We have built local teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia and the Philippines to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions.
Number of customers
We define a customer as a unique account, multiple accounts containing a common non-personal email domain, or multiple accounts governed by a single agreement or entity. We believe that the number of customers using our platform is an indicator not only of our market penetration, but also of our potential for future growth as our customers often expand their adoption of our platform over time based on an increased awareness of the value of our platform and products.

	As of March 31,
	2023	2022
Number of customers	33,861	32,800

ARR
We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period. We believe ARR is an indicator of the scale of our entire platform while mitigating fluctuations due to seasonality and contract term.

	As of March 31,
	2023	2022
	(in thousands)
ARR	$309,913	$239,091
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

	As of March 31,
	2023	2022
Number of customers contributing more than $10,000 in ARR	7,107	5,349
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

	As of March 31,
	2023	2022
Number of customers contributing more than $50,000 in ARR	1,008	692

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
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest income earned on our cash and investment balances.
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

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Revenue
Subscription	$74,742	$56,780
Professional services and other	470	649
Total revenue	75,212	57,429
Cost of revenue(1)
Subscription	16,633	13,757
Professional services and other	242	234
Total cost of revenue	16,875	13,991
Gross profit	58,337	43,438
Operating expenses
Research and development(1)	17,876	13,065
Sales and marketing(1)	36,905	25,612
General and administrative(1)	15,489	14,370
Total operating expenses	70,270	53,047
Loss from operations	(11,933)	(9,609)
Interest expense	(28)	(71)
Interest income	2,020	123
Other expense, net	(209)	(108)
Loss before income taxes	(10,150)	(9,665)
Income tax expense	102	90
Net loss	$(10,252)	$(9,755)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cost of revenue	$501	$448
Research and development	3,602	1,725
Sales and marketing	6,570	4,218
General and administrative	2,983	2,001
Total stock-based compensation	$13,656	$8,392

	Three Months Ended March 31,
	2023	2022

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%
Professional services and other	1%	1%
Total revenue	100%	100%
Cost of revenue
Subscription	22%	24%
Professional services and other	—%	—%
Total cost of revenue	22%	24%
Gross profit	78%	76%
Operating expenses
Research and development	24%	23%
Sales and marketing	49%	45%
General and administrative	21%	25%
Total operating expenses	93%	92%
Loss from operations	(16)%	(17)%
Interest expense	—%	—%
Interest income	3%	—%
Other expense, net	—%	—%
Loss before income taxes	(13)%	(17)%
Income tax expense	—%	—%
Net loss	(14)%	(17)%
Note: Certain amounts may not sum due to rounding

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$74,742	$56,780	$17,962	32%
Professional services and other	470	649	(179)	(28)%
Total revenue	$75,212	$57,429	$17,783	31%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by revenue from new customers and expansion within existing customers. The total number of customers grew from 32,800 as of March 31, 2022 to 33,861 as of March 31, 2023. Customers contributing over $10,000 in ARR grew 33% versus the prior year and customers contributing over $50,000 in ARR grew 46% versus the prior year. The increase in new customers was primarily driven by our growing sales force capacity to meet market demand. Expansion within existing customers was driven by our ability to increase the number of users, social profiles and products purchased by customers. This is in part attributable to the expansion of use-cases across various functions within our existing customers’ organizations.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$16,633	$13,757	$2,876	21%
Professional services and other	242	234	8	3%
Total cost of revenue	16,875	13,991	2,884	21%
Gross profit	$58,337	$43,438	$14,899	34%
Gross margin
Total gross margin	78%	76%

The increase in cost of subscription revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,488
Personnel costs	160
Other	228
Subscription cost of revenue	$2,876
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 11% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$17,876	$13,065	$4,811	37%
Percentage of total revenue	24%	23%
The increase in research and development expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,849
Stock-based compensation expense	1,877
Other	85
Research and development	$4,811
Personnel costs increased primarily as a result of a 21% increase in headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$36,905	$25,612	$11,293	44%
Percentage of total revenue	49%	45%
The increase in sales and marketing expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$8,927
Stock-based compensation expense	2,352
Other	14
Sales and marketing	$11,293
Personnel costs increased primarily as a result of a 32% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year-over-year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was primarily due to the increased headcount.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$15,489	$14,370	$1,119	8%
Percentage of total revenue	21%	25%
The increase in general and administrative expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$982
Credit losses on accounts receivable	262
Other	(125)
General and administrative	$1,119
Stock-based compensation expense increased primarily as a result of a 13% increase in headcount. The increase in credit losses on accounts receivable was primarily driven by higher accounts receivable balances.

Interest Income, Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Interest income, net	$1,992	$52	$1,940	n/m(1)
Percentage of total revenue	3%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in interest income, net was primarily driven by the increased investment in marketable securities and higher interest rates.
Other Expense, Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other expense net	$(209)	$(108)	$(101)	94%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Income tax expense	$102	$90	$12	13%
Percentage of total revenue	—%	—%
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

	Three Months Ended March 31,
	2023	2022
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$58,337	$43,438
Stock-based compensation expense	501	448
Non-GAAP gross profit	$58,838	$43,886

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

	Three Months Ended March 31,
	2023	2022
Reconciliation of Non-GAAP operating income (loss)	(dollars in thousands)
Loss from operations	$(11,933)	$(9,609)
Stock-based compensation expense	13,656	8,392
Non-GAAP operating income (loss)	$1,723	$(1,217)

Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation expense. We believe non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, which is often unrelated to overall operating performance.

	Three Months Ended March 31,
	2023	2022
Reconciliation of Non-GAAP net income (loss)	(dollars in thousands)
Net loss	$(10,252)	$(9,755)
Stock-based compensation expense	13,656	8,392
Non-GAAP net income (loss)	$3,404	$(1,363)
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

	Three Months Ended March 31,
	2023	2022
Reconciliation of Non-GAAP net income (loss) per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.19)	$(0.18)
Stock-based compensation expense per share	0.25	0.15
Non-GAAP net income (loss) per share	$0.06	$(0.03)
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

	Three Months Ended March 31,
	2023	2022
Reconciliation of Free cash flow	(dollars in thousands)
Net cash provided by operating activities	$8,284	$5,402
Purchases of property and equipment	(383)	(313)
Free cash flow	$7,901	$5,089
Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $78.4 million, marketable securities of $108.8 million and net accounts receivable of $36.7 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit and in previous years, we had negative cash flows from operations. However, for the three months ended March 31, 2023 and 2022, we generated positive cash flows from operations. We expect to continue to incur operating losses and may have negative operating cash flows for the foreseeable future due to the investments in our business we intend to make as described above. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, and other factors that are beyond our control, such as rising inflation rates and a potential recession. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
We believe our existing cash and cash equivalents will be sufficient to meet our operating and capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash, investment balances, and potential future equity or debt transactions. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the impact of macroeconomic conditions on our customers and our operations, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market acceptance of our product. We have in the past, and may in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations and financial condition could be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$8,284	$5,402
Net cash used in investing activities	(8,691)	(29,898)
Net cash used in financing activities	(1,099)	(956)
Net (decrease) increase in cash and cash equivalents	$(1,506)	$(25,452)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the three months ended March 31, 2023 and 2022, we generated positive cash flows from operating activities.
Net cash provided by operating activities during the three months ended March 31, 2023 was $8.3 million, which resulted from a net loss of $10.3 million adjusted for non-cash charges of $20.4 million and net cash outflow of $1.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $13.7 million of stock-based compensation expense, $5.9 million for amortization of deferred contract acquisition costs, which were primarily commissions, $0.4 million of amortization of right-of-use, or ROU, operating lease assets, and $1.1 million of depreciation and intangible asset amortization expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $7.8 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $4.1 million increase in prepaid expenses and other assets, a $0.8 million decrease in operating lease liabilities, a $1.1 million increase in accounts receivable and a $1.6 million decrease in accounts payable and accrued expenses. These outflows were primarily offset by a $13.6 million increase in deferred revenue.
Net cash provided by operating activities during the three months ended March 31, 2022 was $5.4 million, which resulted from a net loss of $9.8 million adjusted for non-cash charges of $13.8 million and net cash inflow of $1.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $8.4 million of stock-based compensation expense, $1.0 million of depreciation and intangible asset amortization expense, $4.0 million for amortization of deferred contract acquisition costs, which were primarily commissions, and $0.2 million of amortization of ROU operating lease assets. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $7.3 million increase in deferred revenue, a $1.5 million increase in accounts payable and accrued expenses and a $2.3 million decrease in gross accounts receivable. These inflows were primarily offset by a $6.3 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $2.9 million decrease in prepaid expenses and other assets as well as a $0.7 million decrease in operating lease liabilities.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $8.7 million, which was primarily due to $30.1 million in purchases of marketable securities and $6.4 million for the acquisition of Repustate, partially offset by $28.2 million in proceeds from the maturities and sale of marketable securities.

Net cash used in investing activities for the three months ended March 31, 2022 was $29.9 million, which was primarily due to $66.1 million in purchases of marketable securities, partially offset by $36.5 million in proceeds from maturities of marketable securities.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was $1.1 million, primarily driven by $1.1 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards.
Net cash used in financing activities for the three months ended March 31, 2022 was $1.0 million, primarily driven by $0.9 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards.
Contractual Obligations
As of March 31, 2023, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of March 31, 2023, the total obligation for operating leases was $24.4 million, of which $3.5 million is expected to be paid in the next twelve months. As of March 31, 2023, our purchase commitment for primarily data and services was $17.4 million, of which $12.4 million is expected to be paid in the next twelve months. See Note 3 and Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these obligations.
Recent Accounting Pronouncements
Refer to section titled “Summary of Significant Accounting Policies” in Note 1 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information.
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
Our significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023. There have been no significant changes to these policies during the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $78.4 million as of March 31, 2023, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $108.8 million which were invested in investment-grade corporate bonds, commercial paper, treasury securities and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments and marketable securities. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Our current and prospective customers are impacted by worsening macroeconomic conditions to varying degrees. Such conditions include, but are not limited to, bank failures, higher borrowing costs, and inflation. We cannot predict the impact macroeconomic conditions will have on our existing or prospective customers and how that may impact their spending with us.

We announced a price increase in November 2022 and may announce additional price increases in the future. For the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022, this price increase contributed to an increase in our average revenue per customer and a decrease in the growth rate of our total number of customers. As a result of this and any future pricing increase, we may experience a decrease in our total number of customers, in the number of prospective customers requesting demonstrations, signing up for our free trial or converting to paying customers, and the number of new customers who purchase subscriptions to our products and services may decrease. As a result, our total number of customers or the number of net new customers we add each quarter may decrease even if the average spend of each new customer increases over time. We may also experience softening demand or negative sentiment from our customers and prospective customers as a result of our increased pricing, which could impact our brand and competitiveness.

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

To date, we have not relied on negotiated agreements to govern our relationships with most data providers and, in many cases, we rely on publicly available APIs. As a result, we are often subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation and fees of such integrations and which are subject to change by such providers from time to time. In other cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to APIs and data that may allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination and renewal according to their terms.

There can be no assurance that we will be able to renew any of our agreements with social media networks and other data providers, or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of any modification or termination of such agreements, including the impact on our access to the related APIs. There can be no assurance that following any such modification or termination, we would be able to maintain our platform’s current level of functionality in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. For example, we are currently a member of the Twitter Official Partner Program (TOPP). There can be no assurance that Twitter will maintain TOPP in its current form or at all and any change to the program, our access or the terms of our membership may have a negative impact on our business. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations.

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
None.

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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
May 3, 2023	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)