Form 10-Q
period 2023-06-30
Sprout Social, Inc.
filed 2023-08-04
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 31, 2023, there were 48,441,778 shares and 7,292,582 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

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
•worldwide economic conditions, including the macroeconomic impacts of the ongoing conflict between Russia and Ukraine, current and future potential banking failures, and their impact on information technology spending;
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
•our ability to manage our substantial debt in a way that does not adversely affect our business;

•our ability to acquire, invest in, and integrate other businesses or technologies into our business or achieve the expected benefits of such acquisitions and technologies; and
•the other factors set forth under “Part II—Item IA. Risk Factors” in this Quarterly Report and our Quarterly Reports filed with the United States Securities and Exchange Commission (“SEC” ) on May 3, 2023 as well as in our Annual Report on Form 10-K under Part I—Item IA, “Risk Factors.”

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$74,365	$79,917
Marketable securities	106,072	92,929
Accounts receivable, net of allowances of $1,505 and $1,789 at June 30, 2023 and December 31, 2022, respectively	42,282	35,833
Deferred commissions	23,216	20,369
Prepaid expenses and other assets	13,412	6,418
Total current assets	259,347	235,466
Marketable securities, noncurrent	12,012	12,995
Property and equipment, net	11,125	11,949
Deferred commissions, net of current portion	21,180	19,638
Operating lease, right-of-use assets	8,780	9,503
Goodwill	8,910	2,299
Intangible assets, net	3,068	2,006
Other assets, net	53	64
Total assets	$324,475	$293,920
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,232	$4,988
Deferred revenue	115,882	95,740
Operating lease liabilities	3,651	3,499
Accrued wages and payroll related benefits	13,218	14,257
Accrued expenses and other	15,669	14,322
Total current liabilities	157,652	132,806
Deferred revenue, net of current portion	779	490
Operating lease liabilities, net of current portion	16,425	18,287
Other noncurrent liabilities	477	—
Total liabilities	175,333	151,583
Commitments and contingencies (Note 6)

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022

Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 51,293,395 and 48,419,326 shares issued and outstanding, respectively, at June 30, 2023; 50,413,415 and 47,562,911 shares issued and outstanding, respectively, at December 31, 2022	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 7,517,526 and 7,310,582 shares issued and outstanding, respectively, at June 30, 2023; 7,667,376 and 7,460,432 shares issued and outstanding, respectively, at December 31, 2022	1	1
Additional paid-in capital	432,955	401,419
Treasury stock, at cost	(34,102)	(32,733)
Accumulated other comprehensive loss	(394)	(369)
Accumulated deficit	(249,322)	(225,985)
Total stockholders’ equity	149,142	142,337
Total liabilities and stockholders’ equity	$324,475	$293,920
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Subscription	$78,690	$60,732	$153,432	$117,512
Professional services and other	625	700	1,095	1,349
Total revenue	79,315	61,432	154,527	118,861
Cost of revenue
Subscription	17,972	14,876	34,605	28,633
Professional services and other	262	264	504	498
Total cost of revenue	18,234	15,140	35,109	29,131
Gross profit	61,081	46,292	119,418	89,730
Operating expenses
Research and development	18,956	15,374	36,832	28,439
Sales and marketing	39,307	30,350	76,212	55,962
General and administrative	17,735	15,101	33,224	29,471
Total operating expenses	75,998	60,825	146,268	113,872
Loss from operations	(14,917)	(14,533)	(26,850)	(24,142)
Interest expense	(35)	(28)	(63)	(99)
Interest income	2,140	321	4,160	444
Other expense, net	(148)	(290)	(357)	(398)
Loss before income taxes	(12,960)	(14,530)	(23,110)	(24,195)
Income tax expense	125	80	227	170
Net loss	$(13,085)	$(14,610)	$(23,337)	$(24,365)
Net loss per share attributable to common shareholders, basic and diluted	$(0.24)	$(0.27)	$(0.42)	$(0.45)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	55,499,399	54,502,809	55,331,151	54,356,817
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(13,085)	$(14,610)	$(23,337)	$(24,365)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax	(103)	(154)	(25)	(314)
Comprehensive loss	$(13,188)	$(14,764)	$(23,362)	$(24,679)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2023	55,376,548	$5	$415,123	3,074,749	$(33,832)	$(291)	$(236,237)	$144,768
Exercise of stock options	30,000	—	29					29
Stock-based compensation			16,376					16,376
Issuance of common stock from equity award settlement	287,000	—						—
Taxes paid related to net share settlement of equity awards				6,264	(270)			(270)
Issuance of common stock in connection with employee stock purchase plan	36,360	—	1,427					1,427
Other comprehensive gain, net of tax						(103)		(103)
Net loss							(13,085)	(13,085)
Balances at June 30, 2023	55,729,908	$5	$432,955	3,081,013	$(34,102)	$(394)	$(249,322)	$149,142

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2022	54,407,191	$5	$360,172	3,040,265	$(31,763)	$(160)	$(185,500)	$142,754
Exercise of stock options	25,000	—	8					8
Stock-based compensation			12,664					12,664
Issuance of common stock from equity award settlement	187,820	—						—
Taxes paid related to net share settlement of equity awards				5,297	(274)			(274)
Issuance of common stock in connection with employee stock purchase plan	13,669	—	675					675
Other comprehensive loss, net of tax						(154)		(154)
Net loss							(14,610)	(14,610)
Balances at June 30, 2022	54,633,680	$5	$373,519	3,045,562	$(32,037)	$(314)	$(200,110)	$141,063

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2022	55,023,343	$5	$401,419	3,057,448	$(32,733)	$(369)	$(225,985)	$142,337
Exercise of stock options	30,000	—	29					29
Stock-based compensation			30,080					30,080
Issuance of common stock from equity award settlement	640,205	—						—
Taxes paid related to net share settlement of equity awards				23,565	(1,369)			(1,369)
Issuance of common stock in connection with employee stock purchase plan	36,360	—	1,427					1,427
Other comprehensive loss, net of tax						(25)		(25)
Net loss							(23,337)	(23,337)
Balances at June 30, 2023	55,729,908	$5	$432,955	3,081,013	$(34,102)	$(394)	$(249,322)	$149,142

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2021	54,153,771	$5	$351,774	3,026,400	$(30,824)	$—	$(175,745)	$145,210
Exercise of stock options	38,545	—	14					14
Stock-based compensation			21,056					21,056
Issuance of common stock from equity award settlement	427,695	—						—
Taxes paid related to net share settlement of equity awards				19,162	(1,213)			(1,213)
Issuance of common stock in connection with employee stock purchase plan	13,669	—	675					675
Other comprehensive loss, net of tax						(314)		(314)
Net loss							(24,365)	(24,365)
Balances at June 30, 2022	54,633,680	$5	$373,519	3,045,562	$(32,037)	$(314)	$(200,110)	$141,063

See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(23,337)	$(24,365)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	1,512	1,399
Amortization of line of credit issuance costs	—	30
Amortization of premium (accretion of discount) on marketable securities	(1,889)	143
Amortization of acquired intangible assets	738	521
Amortization of deferred commissions	12,171	8,467
Amortization of right-of-use operating lease asset	723	368
Stock-based compensation expense	30,032	21,056
Provision for accounts receivable allowances	860	623
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	(7,196)	(4)
Prepaid expenses and other current assets	(4,133)	(2,275)
Deferred commissions	(16,560)	(12,991)
Accounts payable and accrued expenses	3,003	4,128
Deferred revenue	20,364	10,889
Lease liabilities	(1,710)	(1,320)
Net cash provided by operating activities	14,578	6,669
Cash flows from investing activities
Expenditures for property and equipment	(644)	(913)
Payments for business acquisition, net of cash acquired	(6,432)	—
Purchases of marketable securities	(63,085)	(106,832)
Proceeds from maturity of marketable securities	47,252	63,070
Proceeds from sale of marketable securities	5,538	—
Net cash used in investing activities	(17,371)	(44,675)
Cash flows from financing activities
Payments for line of credit issuance costs	—	(23)
Proceeds from exercise of stock options	29	14
Proceeds from employee stock purchase plan	1,427	675
Employee taxes paid related to the net share settlement of stock-based awards	(1,369)	(1,213)
Net cash provided by (used in) financing activities	87	(547)
Net decrease in cash, cash equivalents and restricted cash	(2,706)	(38,553)
Cash, cash equivalents and restricted cash
Beginning of period	79,917	107,114
End of period	$77,211	$68,561
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$74,365	$68,561
Restricted cash, included in prepaid expenses and other assets	2,846	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$77,211	$68,561
Supplemental noncash disclosures
Operating lease liability arising from operating ROU asset obtained	$—	$1,079
Balance of property and equipment in accounts payable	$—	$53
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of August 4, 2023, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023. There have been no significant changes to these policies during the six months ended June 30, 2023, except as noted below.
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
Restricted Cash
As of June 30, 2023 and December 31, 2022, the Company’s restricted cash balance was $2.8 million and nil, respectively. Restricted cash represents cash that is held as collateral in relation to the Company’s letters of credit that are required as security for the Company’s office leases, and is included in prepaid expenses and other current assets within the condensed consolidated balance sheets.
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
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended June 30, 2023 and 2022 that was included in deferred revenue at the beginning of each period was $50.2 million and $36.2 million, respectively. The amount of revenue recognized during the six months ended June 30, 2023 and 2022 that was included in deferred revenue at the beginning of each period was $71.1 million and $51.6 million, respectively.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2023, including amounts already invoiced and amounts contracted but not yet invoiced, $206.4 million of revenue is expected to be recognized from remaining performance obligations, of which 74% is expected to be recognized in the next 12 months, with the remainder thereafter.
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

The following table provides a summary of operating lease assets and liabilities as of June 30, 2023 (in thousands):

Assets
Operating lease right-of-use assets	$8,780
Liabilities
Operating lease liabilities	3,651
Operating lease liabilities, non-current	16,425
Total operating lease liabilities	$20,076
The following table provides information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease expense	$649	$503	$1,297	$1,006
Variable lease expense	893	866	1,786	1,733
Within the condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the six months ended June 30, 2023 and 2022 were $4.1 million and $3.7 million, respectively. As of June 30, 2023, the weighted-average remaining lease term is 5.5 years and the weighted-average discount rate is 5.5%.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Remaining maturities of operating lease liabilities as of June 30, 2023 are as follows (in thousands):

Years ending December 31,
2023	$2,311
2024	4,405
2025	4,205
2026	4,298
2027	4,392
Thereafter	3,603
Total future minimum lease payments	$23,214
Less: imputed interest	(3,138)
Total operating lease liabilities	$20,076

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
There is no provision for domestic income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the six months ended June 30, 2023, the Company recognized an immaterial provision related to foreign income taxes.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$857	$766	$1,358	$1,214
Research and development	4,327	3,060	7,929	4,785
Sales and marketing	7,206	5,959	13,776	10,177
General and administrative	3,986	2,879	6,969	4,880
Total stock-based compensation	$16,376	$12,664	$30,032	$21,056

6.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of June 30, 2023 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2023	$2,306
2024	4,921
2025	2,682
2026	539
2027	236
Thereafter	—
Total contract commitments	$10,684
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the period ended June 30, 2023.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no material obligations under such indemnification agreements as of and for the period ended June 30, 2023.
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of June 30, 2023 and December 31, 2022, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 28% for the six months ended June 30, 2023 and 2022. Revenue by geographical region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas	$62,312	$48,285	$121,423	$93,515
EMEA	13,054	10,275	25,554	19,729
Asia Pacific	3,949	2,872	7,550	5,617
Total	$79,315	$61,432	$154,527	$118,861
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common shareholders	$(13,085)	$(14,610)	$(23,337)	$(24,365)
Weighted average common shares outstanding	55,499,399	54,502,809	55,331,151	54,356,817
Net loss per share, basic and diluted	$(0.24)	$(0.27)	$(0.42)	$(0.45)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	June 30,
	2023	2022
Stock options outstanding	27,010	59,510
RSUs outstanding	3,651,744	2,697,798
Total potentially dilutive shares	3,678,754	2,757,308

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$34,625	$—	$34,625
Corporate bonds	—	45,741	—	45,741
U.S. agency securities	—	18,456	—	18,456
U.S. Treasury securities	—	17,860	—	17,860
Asset-backed securities	—	1,402	—	1,402
Total assets	$—	$118,084	$—	$118,084

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$43,489	$—	$43,489
Corporate bonds	—	33,183	—	33,183
U.S. Treasury securities	—	14,145	—	14,145
U.S. agency securities	—	12,950	—	12,950
Asset-backed securities	—	2,157	—	2,157
Total assets	$—	$105,924	$—	$105,924
Marketable securities are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market.
The carrying amounts of certain financial instruments, including cash held in banks, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
For the periods presented, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. As of June 30, 2023 and December 31, 2022, there was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented.

The following table classifies our marketable securities by contractual maturity (in thousands):

	June 30, 2023	December 31, 2022
Due in one year or less	106,072	92,929
Due after one year and within two years	12,012	12,995
Total	118,084	105,924

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Business Combinations
On January 19, 2023, the Company completed the acquisition of all the outstanding equity of Repustate, Inc. The acquisition has increased the Company’s power, breadth and automation of social listening, messaging, and customer care capabilities with added sentiment analysis, natural language processing (NLP) and artificial-intelligence (AI). The total purchase consideration for the acquisition was approximately $8.4 million, consisting of approximately $6.8 million in cash paid at the closing of the acquisition and a holdback of $1.6 million in cash to be paid as purchase consideration after the one-year anniversary of the closing of the acquisition, assuming no claims by the Company against the holdback amount for post-closing purchase price adjustments or indemnification matters.
The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed, and additional information about the fair value of assets and liabilities acquired become available. The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is primarily attributable to expected post-acquisition synergies from integrating the technology into Sprout’s platform. The goodwill is not deductible for income tax purposes. The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. These estimates are based on preliminary information and may be subject to further revision as additional information is obtained during the measurement period, which may last up to 12 months from the date of the acquisition. The primary areas that remain preliminary as of June 30, 2023 relate to income taxes and residual goodwill. The Company expects to finalize the fair value measurements as soon as practicable, but not later than 12 months from the date of acquisition.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

January 19, 2023
Cash and cash equivalents	$366
Intangible assets	1,800
Goodwill	6,611
Deferred tax liability	(477)
Other net tangible assets and liabilities assumed	(4)
Total consideration	$8,296
Deferred consideration related to holdback	(1,498)
Cash and cash equivalents acquired	(366)
Cash paid for acquisition of business, net of cash acquired	$6,432
During the three months ended June 30, 2023, there were no significant measurement period adjustments.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated useful lives and fair values of the identifiable intangible assets at acquisition date were as follows (in thousands):

	Fair Value	Expected Useful Life
Customer Relationships	$200	1 year
Acquired Technology	1,600	5 years
	$1,800
The changes in the carrying amount of goodwill during the six months ended June 30, 2023 were as follows (in thousands):

Goodwill balance as of December 31, 2022	$2,299
Addition - acquisition of Repustate	6,611
Goodwill balance as of June 30, 2023	$8,910
We have included the financial results of Repustate in our condensed consolidated financial statements from the date of acquisition. Separate financial results and pro forma financial information for Repustate have not been presented as the effect of this acquisition was not material to our financial results.
11. Subsequent Events
Acquisition of Tagger Media
On August 2, 2023, the Company completed its acquisition of all the outstanding equity of Tagger Media, Inc. (“Tagger”), an influencer marketing and social intelligence platform. The Company acquired Tagger in order to expand into the influencer marketing category. Tagger’s platform enables marketers to discover influencers, plan and manage campaigns, analyze competitor strategies, report on trends and measure return on investment. The Company acquired Tagger for a total purchase consideration of $140 million in cash, subject to customary adjustments for working capital, transaction expenses, cash and indebtedness. $0.2 million of the purchase consideration was held back in escrow to secure any post-closing purchase price adjustments. $0.6 million of the purchase consideration was held back in escrow to be paid after the one-year anniversary of the closing of the acquisition, assuming no claims by the Company against such amount for certain indemnification matters. $0.2 million of the purchase consideration was held back in an expense fund for the satisfaction of any losses and expenses of the Securityholder Representative as outlined in the agreement. The Company funded the purchase consideration with cash on hand and borrowings under the Credit Agreement (as defined below). On August 1, 2023, the Company borrowed $75 million under the Credit Agreement in connection with the acquisition.
Credit Agreement
On August 1, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Facility”), maturing on August 1, 2028.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes.
Borrowings under the Facility may be designated as SOFR Loans or ABR Loans, subject to certain terms and conditions under the Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s liquidity.
The Credit Agreement includes customary conditions to credit extensions, affirmative and negative covenants, and customary events of default. In addition, the Credit Agreement contains financial covenants as to (i) minimum liquidity, requiring the maintenance, at all times and measured at the end of each fiscal quarter, of cash and cash equivalents of not less than the greater of (x) $30 million and (y) 30% of the total revolving commitments, and (ii) minimum recurring revenue growth, requiring recurring revenue growth for the trailing four fiscal quarter period, measured at the end of each fiscal quarter, of not less than 115% of the actual recurring revenue for the same period in the prior fiscal year.

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
We generated revenue of $79.3 million and $61.4 million during the three months ended June 30, 2023 and 2022, respectively, representing growth of 29%. We generated revenue of $154.5 million and $118.9 million during the six months ended June 30, 2023 and 2022, respectively, representing growth of 30%. In the six months ended June 30, 2023, software subscriptions contributed 99% of our revenue.
We generated net losses of $13.1 million and $14.6 million during the three months ended June 30, 2023 and 2022, respectively, which included stock-based compensation expense of $16.4 million and $12.7 million, respectively. We generated net losses of $23.3 million and $24.4 million during the six months ended June 30, 2023 and 2022, respectively, which included stock-based compensation expense of $30.0 million and $21.1 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.

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
The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities acquired become available. We expect to finalize the allocation of the purchase consideration as soon as practicable, pending any other adjustments to acquired assets or liabilities, but no later than 12 months from the acquisition date. The acquisition has increased the Company’s power, breadth and automation of social listening, messaging, and customer care capabilities with added sentiment analysis, natural language processing (NLP) and artificial-intelligence (AI). We have included the financial results of Repustate in our condensed consolidated financial statements from the date of acquisition. The impact of Repustate’s financial results following the date of acquisition were not significant to Sprout’s condensed consolidated financial statements. Refer to Note 10 — Business Combinations of the Notes to the Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 33,000 customers. In November 2022, we announced a price increase. For the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, this price increase contributed to an increase in our average revenue per customer. While our total number of customers decreased over this same period, our number of customers contributing over $10,000 in ARR and

$50,000 in ARR increased. We expect this trend to continue as we remain focused on higher-value customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the six months ended June 30, 2023 was approximately 28% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia and the Philippines to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions.
Number of customers
We define a customer as a unique account, multiple accounts containing a common non-personal email domain, or multiple accounts governed by a single agreement or entity. We believe that the number of customers using our platform is an indicator of our market penetration.

	As of June 30,
	2023	2022
Number of customers	33,159	33,620

ARR
We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period. We believe ARR is an indicator of the scale of our entire platform while mitigating fluctuations due to seasonality and contract term.

	As of June 30,
	2023	2022
	(in thousands)
ARR	$326,086	$256,138
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

	As of June 30,
	2023	2022
Number of customers contributing more than $10,000 in ARR	7,391	5,800
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

	As of June 30,
	2023	2022
Number of customers contributing more than $50,000 in ARR	1,119	755

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Revenue
Subscription	$78,690	$60,732	$153,432	$117,512
Professional services and other	625	700	1,095	1,349
Total revenue	79,315	61,432	154,527	118,861
Cost of revenue(1)
Subscription	17,972	14,876	34,605	28,633
Professional services and other	262	264	504	498
Total cost of revenue	18,234	15,140	35,109	29,131
Gross profit	61,081	46,292	119,418	89,730
Operating expenses
Research and development(1)	18,956	15,374	36,832	28,439
Sales and marketing(1)	39,307	30,350	76,212	55,962
General and administrative(1)	17,735	15,101	33,224	29,471
Total operating expenses	75,998	60,825	146,268	113,872
Loss from operations	(14,917)	(14,533)	(26,850)	(24,142)
Interest expense	(35)	(28)	(63)	(99)
Interest income	2,140	321	4,160	444
Other expense, net	(148)	(290)	(357)	(398)
Loss before income taxes	(12,960)	(14,530)	(23,110)	(24,195)
Income tax expense	125	80	227	170
Net loss	$(13,085)	$(14,610)	$(23,337)	$(24,365)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$857	$766	$1,358	$1,214
Research and development	4,327	3,060	7,929	4,785
Sales and marketing	7,206	5,959	13,776	10,177
General and administrative	3,986	2,879	6,969	4,880
Total stock-based compensation	$16,376	$12,664	$30,032	$21,056

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%	99%
Professional services and other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	23%	24%	22%	24%
Professional services and other	—%	—%	—%	—%
Total cost of revenue	23%	25%	23%	25%
Gross profit	77%	75%	77%	75%
Operating expenses
Research and development	24%	25%	24%	24%
Sales and marketing	50%	49%	49%	47%
General and administrative	22%	25%	22%	25%
Total operating expenses	96%	99%	95%	96%
Loss from operations	(19)%	(24)%	(17)%	(20)%
Interest expense	—%	—%	—%	—%
Interest income	3%	1%	3%	—%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(16)%	(24)%	(15)%	(20)%
Income tax expense	—%	—%	—%	—%
Net loss	(16)%	(24)%	(15)%	(20)%
Note: Certain amounts may not sum due to rounding

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$78,690	$60,732	$17,958	30%
Professional services and other	625	700	(75)	(11)%
Total revenue	$79,315	$61,432	$17,883	29%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 27% versus the prior year and customers contributing over $50,000 in ARR grew 48% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$17,972	$14,876	$3,096	21%
Professional services and other	262	264	(2)	(1)%
Total cost of revenue	18,234	15,140	3,094	20%
Gross profit	$61,081	$46,292	$14,789	32%
Gross margin
Total gross margin	77%	75%

The increase in cost of subscription revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,475
Personnel costs	365
Other	256
Subscription cost of revenue	$3,096
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 2% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$18,956	$15,374	$3,582	23%
Percentage of total revenue	24%	25%
The increase in research and development expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,414
Stock-based compensation expense	1,267
Other	(99)
Research and development	$3,582
Personnel costs increased primarily as a result of a 15% increase in headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$39,307	$30,350	$8,957	30%
Percentage of total revenue	50%	49%
The increase in sales and marketing expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$7,276
Stock-based compensation expense	1,247
Other	434
Sales and marketing	$8,957
Personnel costs increased primarily as a result of a 24% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year-over-year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was primarily due to the increased headcount.
General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$17,735	$15,101	$2,634	17%
Percentage of total revenue	22%	25%
The increase in general and administrative expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$1,543
Stock-based compensation expense	1,107
Other	(16)
General and administrative	$2,634
Personnel costs increased primarily as a result of a 14% increase in headcount as we continue to grow our business. The increase in stock-based compensation expense was primarily due to the increased headcount.

Interest Income, Net

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Interest income, net	$2,105	$293	$1,812	n/m(1)
Percentage of total revenue	3%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in interest income, net was primarily driven by the increased investment in marketable securities and higher interest rates.
Other Expense, Net

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other expense, net	$(148)	$(290)	$142	(49)%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Income tax expense	$125	$80	$45	56%
Percentage of total revenue	—%	—%
The increase in income tax expense is due to higher earnings in foreign jurisdictions.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$153,432	$117,512	$35,920	31%
Professional services and other	1,095	1,349	(254)	(19)%
Total revenue	$154,527	$118,861	$35,666	30%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 27% versus the prior year and customers contributing over $50,000 in ARR grew 48% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$34,605	$28,633	$5,972	21%
Professional services and other	504	498	6	1%
Total cost of revenue	35,109	29,131	5,978	21%
Gross profit	$119,418	$89,730	$29,688	33%
Gross margin
Total gross margin	77%	75%
The increase in cost of subscription revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the following:

Change
(in thousands)
Data provider fees	$4,963
Personnel costs	517
Other	492
Subscription cost of revenue	$5,972

Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 2% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$36,832	$28,439	$8,393	30%
Percentage of total revenue	24%	24%
The increase in research and development expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$5,264
Stock-based compensation expense	3,144
Other	(15)
Research and development	$8,393
Personnel costs increased primarily as a result of a 15% increase in headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.
Sales and Marketing

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$76,212	$55,962	$20,250	36%
Percentage of total revenue	49%	47%

The increase in sales and marketing expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$16,203
Stock-based compensation expense	3,599
Other	448
Sales and marketing	$20,250
Personnel costs increased primarily as a result of a 24% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year-over-year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was primarily due to the increased headcount.
General and Administrative

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$33,224	$29,471	$3,753	13%
Percentage of total revenue	22%	25%
The increase in general and administrative expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$2,089
Personnel costs	1,381
Other	283
General and administrative	$3,753
Stock-based compensation expense and personnel costs increased primarily as a result of a 14% increase in headcount.
Interest Income, Net

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Interest income, net	$4,097	$345	$3,752	n/m(1)
Percentage of total revenue	3%	—%
_________________
(1)Calculated metric is not meaningful.

The increase in interest income, net was primarily driven by the increased investment in marketable securities and higher interest rates.
Other Expense, Net

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other expense, net	$(357)	$(398)	$41	(10)%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Income tax expense	$227	$170	$57	34%
Percentage of total revenue	—%	—%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$61,081	$46,292	$119,418	$89,730
Stock-based compensation expense	857	766	1,358	1,214
Non-GAAP gross profit	$61,938	$47,058	$120,776	$90,944

Non-GAAP Operating Income (Loss)
We define non-GAAP operating income (loss) as GAAP loss from operations, excluding stock-based compensation expense and acquisition-related expenses. We believe non-GAAP operating income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation and acquisition-related expenses, which are often unrelated to overall operating performance. During the second quarter of 2023, we revised our definition of non-GAAP operating income (loss) to exclude acquisition-related expenses in connection with our acquisition of Tagger, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Non-GAAP operating income (loss)	(dollars in thousands)
Loss from operations	$(14,917)	$(14,533)	$(26,850)	$(24,142)
Stock-based compensation expense	16,376	12,664	30,032	21,056
Acquisition-related expenses	466	—	466	—
Non-GAAP operating income (loss)	$1,925	$(1,869)	$3,648	$(3,086)
Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation expense and acquisition-related expenses. We believe non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation and acquisition-related expenses, which are often unrelated to overall operating performance. During the second quarter of 2023, we revised our definition of non-GAAP net income (loss) to exclude acquisition-related expenses in connection with our acquisition of Tagger, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Non-GAAP net income (loss)	(dollars in thousands)
Net loss	$(13,085)	$(14,610)	$(23,337)	$(24,365)
Stock-based compensation expense	16,376	12,664	30,032	21,056
Acquisition-related expenses	466	—	466	—
Non-GAAP net income (loss)	$3,757	$(1,946)	$7,161	$(3,309)

Non-GAAP Net Income (Loss) per Share
We define non-GAAP net income (loss) per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense and acquisition-related expenses. We believe non-GAAP net income (loss) per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation and acquisition-related expenses, which are often unrelated to overall operating performance. During the second quarter of 2023, we revised our definition of non-GAAP net income (loss) per share to exclude acquisition-related expenses in connection with our acquisition of Tagger, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Non-GAAP net income (loss) per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.24)	$(0.27)	$(0.42)	$(0.45)
Stock-based compensation expense per share	0.30	0.23	0.54	0.39
Acquisition-related expenses	0.01	—	0.01	—
Non-GAAP net income (loss) per share	$0.07	$(0.04)	$0.13	$(0.06)
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we define as net cash provided by operating activities less expenditures for property and equipment. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash provided by our core operations that, after the expenditures for property and equipment, is available to be used for strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of free cash flow is that it does not reflect our future contractual obligations. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Free cash flow	(dollars in thousands)
Net cash provided by operating activities	$6,294	$1,267	$14,578	$6,669
Expenditures for property and equipment	(261)	(600)	(644)	(913)
Free cash flow	$6,033	$667	$13,934	$5,756
Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $77.2 million, marketable securities of $118.1 million and net accounts receivable of $42.3 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit and in previous years, we had negative cash flows from operations. However, for the six months ended June 30, 2023 and 2022, we generated positive cash flows from operations. We expect to continue to incur operating losses and may have negative operating cash flows for the foreseeable future as we continue to grow the business. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, and other factors that are beyond our control, such as rising inflation rates and a potential recession. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
Credit Agreement
On August 1, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Facility”), maturing on August 1, 2028. Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes.
Borrowings under the Facility may be designated as SOFR Loans or ABR Loans, subject to certain terms and conditions under the Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s liquidity.
The Credit Agreement includes customary conditions to credit extensions, affirmative and negative covenants, and customary events of default. In addition, the Credit Agreement contains financial covenants as to (i) minimum liquidity, requiring the maintenance, at all times and measured at the end of each fiscal quarter, of cash and cash equivalents of not less than the greater of (x) $30 million and (y) 30% of the total revolving commitments, and (ii) minimum recurring revenue growth, requiring recurring revenue growth for the trailing four fiscal quarter period, measured at the end of each fiscal quarter, of not less than 115% of the actual recurring revenue for the same period in the prior fiscal year.

On August 1, 2023, the Company borrowed $75 million under the Credit Agreement in connection with the Tagger Media, Inc. acquisition. Refer to Note 11 — Subsequent Events of the Notes to the Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$14,578	$6,669
Net cash used in investing activities	(17,371)	(44,675)
Net cash provided by (used in) financing activities	87	(547)
Net decrease in cash, cash equivalents and restricted cash	$(2,706)	$(38,553)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the six months ended June 30, 2023 and 2022, we generated positive cash flows from operating activities.
Net cash provided by operating activities during the six months ended June 30, 2023 was $14.6 million, which resulted from a net loss of $23.3 million adjusted for non-cash charges of $44.1 million and net cash outflow of $6.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $30.0 million of stock-based compensation expense, $12.2 million for amortization of deferred contract acquisition costs, which were primarily commissions, $0.7 million of amortization of right-of-use, or ROU, operating lease assets, and $2.3 million of depreciation and intangible asset amortization expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $16.6 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $4.1 million increase in prepaid expenses and other assets, a $1.7 million decrease in operating lease liabilities, and a $7.2 million increase in accounts receivable. These outflows were primarily offset by a $3.0 million increase in accounts payable and accrued expenses and a $20.4 million increase in deferred revenue.
Net cash provided by operating activities during the six months ended June 30, 2022 was $6.7 million, which resulted from a net loss of $24.4 million adjusted for non-cash charges of $32.6 million and net cash outflow of $1.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $21.1 million of stock-based compensation expense, $1.9 million of depreciation and intangible asset amortization expense, $8.5 million for amortization of deferred contract acquisition costs, which were primarily commissions, and $0.4 million of amortization of ROU operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $13.0 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $2.3 million increase in prepaid expenses and other assets, as well as a $1.3 million decrease in operating lease liabilities. These outflows were primarily offset by a $10.9 million increase in deferred revenue and a $4.1 million increase in accounts payable and accrued expenses.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $17.4 million, which was primarily due to $63.1 million in purchases of marketable securities and $6.4 million for the acquisition of Repustate, partially offset by $52.8 million in proceeds from the maturities and sale of marketable securities.
Net cash used in investing activities for the six months ended June 30, 2022 was $44.7 million, which was primarily due to $106.8 million in purchases of marketable securities, partially offset by $63.1 million in proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 was $0.1 million, primarily driven by $1.4 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $1.4 million in proceeds from purchases under our employee stock purchase plan.
Net cash used in financing activities for the six months ended June 30, 2022 was $0.5 million, primarily driven by $1.2 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $0.7 million in proceeds from purchases under our employee stock purchase plan.
Contractual Obligations
As of June 30, 2023, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of June 30, 2023, the total obligation for operating leases was $23.2 million, of which $4.7 million is expected to be paid in the next twelve months. As of June 30, 2023, our purchase commitment for primarily data and services was $10.7 million, of which $5.1 million is expected to be paid in the next twelve months. See Note 3 and Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these obligations.
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
Our significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023. There have been no significant changes to these policies during the six months ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $77.2 million as of June 30, 2023, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $118.1 million which were invested in investment-grade corporate bonds, commercial paper, treasury securities and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments and marketable securities. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
We announced a price increase in November 2022 and may announce additional price increases in the future. For the quarter ended June 30, 2023, as compared to the quarter ended June 30, 2022, this price increase contributed to an increase in our average revenue per customer and a decrease in our total number of customers. As a result of this and any future pricing increase, our total number of customers may continue to decrease even when the average spend per customer increases over time. We may also experience softening demand or negative sentiment from our customers and prospective customers as a result of our increased pricing, which could impact our brand and competitiveness.

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

We may not be able to generate sufficient cash to service our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and results of operations, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

Further, our Credit Agreement contains, and any future credit facility or other debt instrument may contain, provisions that will restrict our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

If we cannot make the scheduled payments on our debt, we will be in default and, as a result, the lenders under our Credit Agreement could declare all outstanding principal and interest to be due and payable, the lenders under our credit facility could terminate their commitments to loan money and foreclose against the assets securing the borrowings under such credit facility, and we could be forced into bankruptcy or liquidation, which could result in an adverse impact to your investment in our company.

We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.

We entered into the Credit Agreement with the lenders named therein and MUFG Bank, LTD. as administrative agent and collateral agent, in August 2023, which provides for a $100.0 million senior secured credit facility.

As of August 2, 2023, we had $75 million in secured indebtedness outstanding under the Credit Agreement. This substantial level of debt could have important consequences to our business, including, but not limited to:

•reducing the benefits we expect to receive from our prior and any future acquisition transactions;
•making it more difficult for us to satisfy our obligations;
•requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund acquisitions, capital expenditures, R&D and future business opportunities;
•exposing us to the risk of increased interest rates to the extent of any future borrowings, including borrowings under our Credit Agreement, are at variable rates of interest;
•increasing our vulnerability to, and reducing our flexibility to respond to, changes in our business or general adverse economic and industry conditions;
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes and increasing the cost of any such financing;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and placing us at a competitive disadvantage as compared to our competitors, to the extent they are not as highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage may prevent us from exploiting; and
•restricting us from pursuing certain business opportunities.

The Credit Agreement contains, and the terms of any future indebtedness may impose, various restrictive covenants, including, among other things, restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to their business, dispose of assets, make certain types of restricted payments, including dividends and other distributions to shareholders, or enter into certain related party transactions, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants as to (i) minimum liquidity requiring the maintenance, at all times and measured at the end of each fiscal quarter, of cash and cash equivalents of not less than the greater of (x) $30 million and (y) 30% of the total revolving commitments, and (ii) minimum recurring revenue growth, requiring recurring revenue growth for the trailing four fiscal quarter period, measured at the end of each fiscal quarter, of not less than 115% of the actual recurring revenue for the same period in the prior fiscal year. Pursuant to the Credit Agreement, we granted the lenders thereto a security interest in substantially all of our assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.

Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. The Credit Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, the administrative agent, at the direction of the lenders, could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, the administrative agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the debt under our Credit Agreement were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay such debts, which would have an immediate adverse effect on our business, liquidity, and financial condition.

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

Any investment, business relationship or acquisition, including our acquisitions of Simply Measured, Inc. in December 2017, Repustate, Inc. in January 2023 and Tagger Media, Inc. in July 2023 may result in unforeseen operating difficulties and expenditures or business liabilities. In particular, we may encounter difficulties integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if key personnel of the acquired company choose not to work for us, the acquired platform, products or services are not easily adapted to work with our platform or products or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management and research and development attention that would otherwise be available for development of our existing platform and products. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized, we may be exposed to unknown risks or liabilities or our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed.

In connection with such strategic transactions, we may:

•issue additional equity securities that would dilute our existing stockholders;
•use cash that we may need in the future to operate our business;
•incur large charges or substantial liabilities;
•incur indebtedness on terms unfavorable to us or that we are unable to repay;
•encounter hidden liabilities, defects, bugs, vulnerabilities, or past or future data breaches within any acquired company’s code or technical environment;
•encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

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

Item 5. Other Information.
Securities Trading Plan of Directors and Executive Officers
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule10b5-1 trading arrangement.”

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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
August 4, 2023	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)