Form 10-Q
period 2023-09-30
Sprout Social, Inc.
filed 2023-11-06
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 27, 2023, there were 48,776,433 shares and 7,217,582 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

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
•worldwide economic conditions, including the macroeconomic impacts of the ongoing overseas conflict, current and future potential banking failures, and their impact on information technology spending;
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

•our ability to acquire, invest in, and integrate other businesses or technologies into our business or achieve the expected benefits of such acquisitions and technologies; and
•the other factors set forth under “Part II—Item IA. Risk Factors” in this Quarterly Report and our Annual Report filed with the United States Securities and Exchange Commission (“SEC” ) on Form 10-K under Part I—Item IA, “Risk Factors.”

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$41,103	$79,917
Marketable securities	71,927	92,929
Accounts receivable, net of allowances of $1,616 and $1,789 at September 30, 2023 and December 31, 2022, respectively	45,090	35,833
Deferred commissions	24,726	20,369
Prepaid expenses and other assets	13,388	6,418
Total current assets	196,234	235,466
Marketable securities, noncurrent	8,393	12,995
Property and equipment, net	11,402	11,949
Deferred commissions, net of current portion	22,235	19,638
Operating lease, right-of-use assets	8,589	9,503
Goodwill	122,680	2,299
Intangible assets, net	29,669	2,006
Other assets, net	1,111	64
Total assets	$400,313	$293,920
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,562	$4,988
Deferred revenue	122,489	95,740
Operating lease liabilities	3,728	3,499
Accrued wages and payroll related benefits	14,981	14,257
Accrued expenses and other	10,557	14,322
Total current liabilities	163,317	132,806
Revolving credit facility	75,000	—
Deferred revenue, net of current portion	917	490
Operating lease liabilities, net of current portion	15,658	18,287
Other noncurrent liabilities	477	—
Total liabilities	255,369	151,583

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022

Commitments and contingencies (Note 7)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 51,645,606 and 48,762,556 shares issued and outstanding, respectively, at September 30, 2023; 50,413,415 and 47,562,911 shares issued and outstanding, respectively, at December 31, 2022	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 7,424,526 and 7,217,582 shares issued and outstanding, respectively, at September 30, 2023; 7,667,376 and 7,460,432 shares issued and outstanding, respectively, at December 31, 2022	1	1
Additional paid-in capital	452,139	401,419
Treasury stock, at cost	(34,576)	(32,733)
Accumulated other comprehensive loss	(289)	(369)
Accumulated deficit	(272,335)	(225,985)
Total stockholders’ equity	144,944	142,337
Total liabilities and stockholders’ equity	$400,313	$293,920
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Subscription	$84,802	$64,536	$238,234	$182,048
Professional services and other	730	771	1,825	2,120
Total revenue	85,532	65,307	240,059	184,168
Cost of revenue
Subscription	19,874	15,008	54,479	43,641
Professional services and other	324	304	828	802
Total cost of revenue	20,198	15,312	55,307	44,443
Gross profit	65,334	49,995	184,752	139,725
Operating expenses
Research and development	20,057	16,278	56,889	44,717
Sales and marketing	44,499	32,411	120,711	88,373
General and administrative	24,982	15,691	58,206	45,162
Total operating expenses	89,538	64,380	235,806	178,252
Loss from operations	(24,204)	(14,385)	(51,054)	(38,527)
Interest expense	(1,147)	(29)	(1,210)	(128)
Interest income	1,651	728	5,811	1,172
Other expense, net	(293)	(160)	(650)	(558)
Loss before income taxes	(23,993)	(13,846)	(47,103)	(38,041)
Income tax (benefit) expense	(980)	87	(753)	257
Net loss	$(23,013)	$(13,933)	$(46,350)	$(38,298)
Net loss per share attributable to common shareholders, basic and diluted	$(0.41)	$(0.25)	$(0.83)	$(0.70)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	55,831,230	54,716,770	55,508,195	54,450,003
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(23,013)	$(13,933)	$(46,350)	$(38,298)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities, net of tax	105	(176)	80	(490)
Comprehensive loss	$(22,908)	$(14,109)	$(46,270)	$(38,788)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2023	55,729,908	$5	$432,955	3,081,013	$(34,102)	$(394)	$(249,322)	$149,142
Stock-based compensation			19,184					19,184
Issuance of common stock from equity award settlement	250,230	—						—
Taxes paid related to net share settlement of equity awards				8,981	(474)			(474)
Other comprehensive gain, net of tax						105		105
Net loss							(23,013)	(23,013)
Balances at September 30, 2023	55,980,138	$5	$452,139	3,089,994	$(34,576)	$(289)	$(272,335)	$144,944

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2022	54,633,680	$5	$373,519	3,045,562	$(32,037)	$(314)	$(200,110)	$141,063
Exercise of stock options	—	—	—					—
Stock-based compensation			13,074					13,074
Issuance of common stock from equity award settlement	185,782	—						—
Taxes paid related to net share settlement of equity awards				5,957	(343)			(343)
Other comprehensive loss, net of tax						(176)		(176)
Net loss							(13,933)	(13,933)
Balances at September 30, 2022	54,819,462	$5	$386,593	3,051,519	$(32,380)	$(490)	$(214,043)	$139,685

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2022	55,023,343	$5	$401,419	3,057,448	$(32,733)	$(369)	$(225,985)	$142,337
Exercise of stock options	30,000	—	29					29
Stock-based compensation			49,264					49,264
Issuance of common stock from equity award settlement	890,435	—						—
Taxes paid related to net share settlement of equity awards				32,546	(1,843)			(1,843)
Issuance of common stock in connection with employee stock purchase plan	36,360	—	1,427					1,427
Other comprehensive loss, net of tax						80		80
Net loss							(46,350)	(46,350)
Balances at September 30, 2023	55,980,138	$5	$452,139	3,089,994	$(34,576)	$(289)	$(272,335)	$144,944

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2021	54,153,771	$5	$351,774	3,026,400	$(30,824)	$—	$(175,745)	$145,210
Exercise of stock options	38,545	—	14					14
Stock-based compensation			34,130					34,130
Issuance of common stock from equity award settlement	613,477	—						—
Taxes paid related to net share settlement of equity awards				25,119	(1,556)			(1,556)
Issuance of common stock in connection with employee stock purchase plan	13,669	—	675					675
Other comprehensive loss, net of tax						(490)		(490)
Net loss							(38,298)	(38,298)
Balances at September 30, 2022	54,819,462	$5	$386,593	3,051,519	$(32,380)	$(490)	$(214,043)	$139,685

See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(46,350)	$(38,298)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	2,302	2,127
Amortization of line of credit issuance costs	34	30
Amortization of premium (accretion of discount) on marketable securities	(2,733)	(20)
Amortization of acquired intangible assets	1,937	782
Amortization of deferred commissions	19,064	13,310
Amortization of right-of-use operating lease asset	1,128	696
Stock-based compensation expense	49,045	34,030
Provision for accounts receivable allowances	1,583	562
Tax benefit related to release of valuation allowance	(1,134)	—
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	(7,747)	(1,807)
Prepaid expenses and other current assets	(3,535)	(2,208)
Deferred commissions	(26,018)	(19,738)
Accounts payable and accrued expenses	247	4,808
Deferred revenue	23,867	15,693
Lease liabilities	(2,630)	(2,251)
Net cash provided by operating activities	9,060	7,716
Cash flows from investing activities
Expenditures for property and equipment	(1,444)	(1,427)
Payments for business acquisition, net of cash acquired	(145,779)	—
Purchases of marketable securities	(63,085)	(135,742)
Proceeds from maturity of marketable securities	85,964	118,370
Proceeds from sale of marketable securities	5,538	—
Net cash used in investing activities	(118,806)	(18,799)
Cash flows from financing activities
Borrowings from line of credit	75,000	—
Payments for line of credit issuance costs	(823)	(23)
Proceeds from exercise of stock options	29	14
Proceeds from employee stock purchase plan	1,427	675
Employee taxes paid related to the net share settlement of stock-based awards	(1,843)	(1,556)
Net cash provided by (used in) financing activities	73,790	(890)
Net decrease in cash, cash equivalents and restricted cash	(35,956)	(11,973)
Cash, cash equivalents and restricted cash
Beginning of period	79,917	107,114
End of period	$43,961	$95,141
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$41,103	$95,141
Restricted cash, included in prepaid expenses and other assets	2,858	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$43,961	$95,141
Supplemental noncash disclosures

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Operating lease liability arising from operating ROU asset obtained	$230	$1,079
Deferred debt issuance costs not yet paid	$208	$—
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of November 3, 2023, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023. There have been no significant changes to these policies during the nine months ended September 30, 2023, except as noted below.
Business Combinations
The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or deficiency of the purchase consideration when compared to the fair value of the net assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. Such valuations require that management make estimates and assumptions, especially with respect to the identifiable intangible assets. The estimates in valuing intangible assets include, but are not limited to, the time and expense to recreate the assets, future expected cash flows from the asset, useful lives, customer churn rate, and discount rates.
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
Restricted Cash
As of September 30, 2023 and December 31, 2022, the Company’s restricted cash balance was $2.9 million and nil, respectively. Restricted cash represents cash that is held as collateral in relation to the Company’s letters of credit that are required as security for the Company’s office leases, and is included in prepaid expenses and other current assets within the condensed consolidated balance sheets.
2.Revenue Recognition
Disaggregation of Revenue
The Company provides disaggregation of revenue based on geographic region in Note 8 and based on the subscription versus professional services and other classification on the condensed consolidated statements of operations, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended September 30, 2023 and 2022 that was included in deferred revenue at the beginning of each period was $53.5 million and $38.8 million, respectively. The amount of revenue recognized during the nine months

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

ended September 30, 2023 and 2022 that was included in deferred revenue at the beginning of each period was $87.7 million and $63.6 million, respectively.
As of September 30, 2023, including amounts already invoiced and amounts contracted but not yet invoiced, $228.8 million of revenue is expected to be recognized from remaining performance obligations, of which 73% is expected to be recognized in the next 12 months, with the remainder thereafter.
3.Operating Leases
The Company has operating lease agreements for offices in Chicago, Illinois, Seattle, Washington, Santa Monica, California, and Dublin, Ireland. On August 2, 2023, upon completion of the acquisition of Tagger Media, Inc. (“Tagger”), the Company assumed an operating lease for an office suite located in Santa Monica, California. Refer to Note 11 for further discussion. The right-of-use assets and operating lease liabilities that the Company assumed with the Santa Monica lease were not significant.
The Chicago lease expires in January 2028, the Seattle lease expires in January 2031, the Santa Monica lease expires in January 2025, and the Dublin lease expires in June 2024. These operating leases require escalating monthly rental payments ranging from approximately $14,000 to $280,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
The following table provides a summary of operating lease assets and liabilities as of September 30, 2023 (in thousands):

Assets
Operating lease right-of-use assets	$8,589
Liabilities
Operating lease liabilities	3,728
Operating lease liabilities, non-current	15,658
Total operating lease liabilities	$19,386
The following table provides information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating lease expense	$677	$640	$1,973	$1,646
Variable lease expense	893	866	2,679	2,599
Within the condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the nine months ended September 30, 2023 and 2022 were $6.2 million and $5.7 million,

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively. As of September 30, 2023, the weighted-average remaining lease term is 5.2 years and the weighted-average discount rate is 5.5%.
Remaining maturities of operating lease liabilities as of September 30, 2023 are as follows (in thousands):

Years ending December 31,
2023	$1,195
2024	4,563
2025	4,205
2026	4,298
2027	4,392
Thereafter	3,603
Total future minimum lease payments	$22,256
Less: imputed interest	(2,870)
Total operating lease liabilities	$19,386

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
The Company recorded a domestic income tax benefit of $1.1 million for the three and nine months ended September 30, 2023 attributable to a release of the Company’s valuation allowance resulting from deferred tax liabilities established for finite-lived intangible assets from the acquisition of Tagger. There is otherwise no provision for domestic income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the nine months ended September 30, 2023, the Company recognized an immaterial provision related to foreign income taxes.
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
5.Revolving Line of Credit
On August 1, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Facility”), maturing on August 1, 2028. Borrowings under the Facility may be used to finance acquisitions and other investments permitted under

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes. At September 30, 2023, the Company had an outstanding balance of $75.0 million under the Facility.
Borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Credit Agreement), subject to certain terms and conditions under the Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s liquidity. For the three months ended September 30, 2023, the borrowings under the Facility were designated as SOFR Loans and the interest rate in effect for the outstanding balance was approximately 8.22%.
Debt issuance costs associated with the Facility were recorded to Other assets, net within the condensed consolidated balance sheets and are being amortized as interest expense on a straight-line basis over the term of the Facility.
The Credit Agreement includes customary conditions to credit extensions, affirmative and negative covenants, and customary events of default. The customary conditions also include restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants as to (i) minimum liquidity, requiring the maintenance, at all times and measured at the end of each fiscal quarter, of cash and cash equivalents of not less than the greater of (x) $30 million and (y) 30% of the total revolving commitments, and (ii) minimum recurring revenue growth, requiring recurring revenue growth for the trailing four fiscal quarter period, measured at the end of each fiscal quarter, of not less than 115% of the actual recurring revenue for the same period in the prior fiscal year. As of September 30, 2023, the Company was in compliance with the covenants in the Credit Agreement.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$971	$674	$2,329	$1,888
Research and development	5,020	3,122	12,949	7,907
Sales and marketing	8,570	6,164	22,346	16,341
General and administrative	4,452	3,014	11,421	7,894
Total stock-based compensation	$19,013	$12,974	$49,045	$34,030

7.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of September 30, 2023 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2023	$976
2024	4,921
2025	2,682
2026	539
2027	236
Thereafter	—
Total contract commitments	$9,354
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the period ended September 30, 2023.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no material obligations under such indemnification agreements as of and for the period ended September 30, 2023.
8.Segment and Geographic Data
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of September 30, 2023 and December 31, 2022, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 28% for the nine months ended September 30, 2023 and 2022. Revenue by geographical region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	$67,052	$51,315	$188,475	$144,830
EMEA	14,164	10,984	39,718	30,713
Asia Pacific	4,316	3,008	11,866	8,625
Total	$85,532	$65,307	$240,059	$184,168
9.Net Loss per Share
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common shareholders	$(23,013)	$(13,933)	$(46,350)	$(38,298)
Weighted average common shares outstanding	55,831,230	54,716,770	55,508,195	54,450,003
Net loss per share, basic and diluted	$(0.41)	$(0.25)	$(0.83)	$(0.70)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	September 30,
	2023	2022
Stock options outstanding	27,010	59,510
RSUs outstanding	3,820,734	2,688,608
Total potentially dilutive shares	3,847,744	2,748,118

10. Fair Value Measurements
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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$20,247	$—	$20,247
Corporate bonds	—	39,098	—	39,098
U.S. agency securities	—	17,644	—	17,644
U.S. Treasury securities	—	2,474	—	2,474
Asset-backed securities	—	857	—	857
Total assets	$—	$80,320	$—	$80,320

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$43,489	$—	$43,489
Corporate bonds	—	33,183	—	33,183
U.S. Treasury securities	—	14,145	—	14,145
U.S. agency securities	—	12,950	—	12,950
Asset-backed securities	—	2,157	—	2,157
Total assets	$—	$105,924	$—	$105,924
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
For the periods presented, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. As of September 30, 2023 and December 31, 2022, there was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented.
The following table classifies our marketable securities by contractual maturity (in thousands):

	September 30, 2023	December 31, 2022
Due in one year or less	71,927	92,929
Due after one year and within two years	8,393	12,995
Total	80,320	105,924

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Business Combinations
Tagger Media, Inc.
On August 2, 2023, the Company completed its acquisition of all the outstanding equity of Tagger, an influencer marketing and social intelligence platform. The Company acquired Tagger in order to expand into the influencer marketing category. Tagger’s platform enables marketers to discover influencers, plan and manage campaigns, analyze competitor strategies, report on trends and measure return on investment.
The Company acquired Tagger for a total preliminary purchase consideration of $144 million in cash, which incorporates the impact of various customary adjustments such as working capital, cash and indebtedness.
The Company funded the purchase consideration with a combination of cash on hand and $75 million borrowed under the Facility further described in Note 5. For the nine months ended September 30, 2023, the Company incurred $4.2 million acquisition-related costs which primarily related to advisory and legal costs, and were recorded within General and administrative expense in the condensed consolidated statements of operations.
The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is primarily attributable to expanded market opportunities from integrating the acquired developed technologies with the Company’s offerings. Goodwill is not deductible for income tax purposes.
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. These estimates are based on preliminary information and may be subject to further revision as additional information is obtained during the measurement period, which may last up to 12 months from the date of the acquisition. The primary areas that remain preliminary as of September 30, 2023 relate to the fair values of intangible assets acquired and goodwill. The Company expects to finalize the fair value measurements as soon as practicable, but not later than 12 months from the date of acquisition.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

August 2, 2023
Cash and cash equivalents	$4,648
Accounts receivable	2,979
Other current and noncurrent assets	932
Intangible assets	27,800
Accounts payable, accrued expenses and other liabilities	(1,757)
Deferred revenue	(3,243)
Deferred tax liability	(1,134)
Net assets acquired, excluding Goodwill	30,225
Goodwill	113,770
Total consideration	$143,995
Cash and cash equivalents acquired	(4,648)
Cash paid for acquisition of business, net of cash acquired	$139,347
The Company engaged a third-party valuation expert to aid its analysis of the acquired identifiable intangible assets. All estimates, key assumptions and forecasts were either provided by or reviewed by the Company. While the Company chose to utilize a third-party valuation expert for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party.
The fair values of the acquired technology and the trademark identified intangible assets were determined utilizing the relief from royalty method under the income approach. The Company applied judgment which involved the use of the assumptions with respect to the future revenue forecast, estimated economic life of the asset, royalty rates, and the discount rate.
The fair values of the customer relationships were valued using the multi-period excess-earnings method. The Company applied judgment which involved the use of the assumptions with respect to the future cash flows forecast, base year revenue, customer churn rate, and the discount rate.
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the estimated preliminary fair values (in thousands) and estimated useful lives for the identifiable intangible assets acquired as of the acquisition date:

	Fair Value	Expected Useful Life
Customer Relationships	$12,400	7 years
Acquired Technology	14,100	5 years
Trademark	1,300	5 years
	$27,800
The Company has included the financial results of Tagger in its condensed consolidated financial statements from the date of acquisition. Separate financial results and pro forma financial information for Tagger have not been presented as the effect of this acquisition was not material to the Company’s financial results.
Repustate, Inc.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. These estimates are based on preliminary information and may be subject to further revision as additional information is obtained during the measurement period, which may last up to 12 months from the date of the acquisition. The primary areas that remain preliminary as of September 30, 2023 relate to residual goodwill based on the holdback payout. The Company expects to finalize the fair value measurements as soon as practicable, but not later than 12 months from the date of acquisition.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

January 19, 2023
Cash and cash equivalents	$366
Intangible assets	1,800
Deferred tax liability	(477)
Other net tangible assets and liabilities assumed	(4)
Net assets acquired, excluding Goodwill	1,685
Goodwill	6,611
Total consideration	$8,296
Deferred consideration related to holdback	(1,498)
Cash and cash equivalents acquired	(366)
Cash paid for acquisition of business, net of cash acquired	$6,432
During the three months ended September 30, 2023, there were no significant measurement period adjustments.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the estimated preliminary fair values (in thousands) and estimated useful lives for the identifiable intangible assets acquired as of the acquisition date:

	Fair Value	Expected Useful Life
Customer Relationships	$200	1 year
Acquired Technology	1,600	5 years
	$1,800
The Company has included the financial results of Repustate in its condensed consolidated financial statements from the date of acquisition. Separate financial results and pro forma financial information for Repustate have not been presented as the effect of this acquisition was not material to the Company’s financial results.
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 30, 2023 were as follows (in thousands):

Goodwill balance as of December 31, 2022	$2,299
Addition - acquisition of Tagger	113,770
Addition - acquisition of Repustate	6,611
Goodwill balance as of September 30, 2023	$122,680

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
Introduced in 2011, our cloud software brings together social messaging, data and workflows in a unified system of record, intelligence and action. Operating across major networks, including X (formerly known as Twitter), Facebook, Instagram, TikTok, Pinterest, LinkedIn, Google, Reddit, Glassdoor and YouTube, and commerce platforms Facebook Shops, Shopify and WooCommerce, we provide organizations with a centralized platform to manage their social media efforts across stakeholders and business functions. Virtually every aspect of business has been impacted by social media, from marketing, sales, commerce and public relations to customer service, product and strategy, creating a need for an entirely new category of software. We offer our customers a centralized, secure and powerful platform to manage this broad, complex channel effectively across their organization.
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
We generated revenue of $85.5 million and $65.3 million during the three months ended September 30, 2023 and 2022, respectively, representing growth of 31%. We generated revenue of $240.1 million and $184.2 million during the nine months ended September 30, 2023 and 2022, respectively, representing growth of 30%. In the nine months ended September 30, 2023, software subscriptions contributed 99% of our revenue.
We generated net losses of $23.0 million and $13.9 million during the three months ended September 30, 2023 and 2022, respectively, which included stock-based compensation expense of $19.0 million and $13.0 million, respectively. We generated net losses of $46.4 million and $38.3 million during the nine months ended September 30, 2023 and 2022, respectively, which included stock-based compensation expense of $49.0 million and $34.0 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.

Macroeconomic Conditions

As a company with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, the COVID-19 pandemic, the overseas conflict, global geopolitical tension and more recently, rising inflation and interest rates, volatility in the capital markets and related market uncertainty. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, these factors have not had a material adverse impact on our operational and financial performance to date. However, the potential implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, introduce additional uncertainty.
Our current and prospective customers are impacted by worsening macroeconomic conditions to varying degrees. We are continuing to monitor for potential future direct and indirect impacts on our business and results of operations.

Acquisition of Tagger Media, Inc.
On August 2, 2023, we completed our acquisition of all the outstanding equity of Tagger Media, Inc. (“Tagger”), for a total preliminary purchase consideration of $144 million. We acquired Tagger in order to expand into the influencer marketing category. Tagger’s platform enables marketers to discover influencers, plan and manage campaigns, analyze competitor strategies, report on trends and measure return on investment. We funded the purchase consideration with a combination of cash on hand and $75 million borrowed under the Facility further described in Note 5 - Revolving Line of Credit of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).

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

We have included the financial results of Tagger in our condensed consolidated financial statements from the date of acquisition. Refer to Note 11 — Business Combinations of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion regarding the acquisition.

Acquisition of Repustate, Inc.
On January 19, 2023, we completed the acquisition of Repustate, Inc. for a total purchase consideration of approximately $8.4 million, consisting of approximately $6.8 million in cash paid at the closing time of the acquisition and a holdback of $1.6 million in cash to be paid as purchase consideration after the one-year anniversary of the closing of the acquisition, assuming no claims by the Company against the holdback amount for post-closing purchase price adjustments or indemnification matters.
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
The acquisition has increased our power, breadth and automation of social listening, messaging, and customer care capabilities with added sentiment analysis, natural language processing (NLP) and artificial-intelligence (AI). We have included the financial results of Repustate in our condensed consolidated financial statements from the date of acquisition. The impact of Repustate’s financial results following the date of acquisition were not significant to Sprout’s condensed consolidated financial statements. Refer to Note 11 — Business Combinations of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 32,000 customers. In November 2022, we announced a price increase. For the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, this price increase contributed to an increase in our average revenue per customer. While our total number of customers decreased over this same period, our number of customers contributing over $10,000 in ARR and $50,000 in ARR increased. We expect this trend to continue as we remain focused on higher-value customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the nine months ended September 30, 2023 was approximately 28% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia and the Philippines to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of September 30,
	2023	2022
Number of customers	32,383	34,258
ARR
We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period. We believe ARR is an indicator of the scale of our entire platform while mitigating fluctuations due to seasonality and contract term.

	As of September 30,
	2023	2022
	(in thousands)
ARR	$359,545	$271,266
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

	As of September 30,
	2023	2022
Number of customers contributing more than $10,000 in ARR	8,111	6,111
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

	As of September 30,
	2023	2022
Number of customers contributing more than $50,000 in ARR	1,252	843

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
Cost of Revenue
Subscription
Cost of revenue primarily consists of expenses related to hosting our platform and providing support to our customers. These expenses are comprised of fees paid to data providers, hosted data center costs and personnel costs directly associated with cloud infrastructure, customer success and customer support, including salaries, benefits, bonuses and allocated overhead. These costs also include depreciation expense and amortization expense related to acquired developed technologies that directly benefit sales. Overhead associated with facilities and information technology is allocated to cost of revenue and operating expenses based on headcount. Although we expect our cost of revenue to increase in absolute dollars as our business and revenue grows, we expect our cost of revenue to decrease as a percentage of our revenue over time.
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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel costs directly associated with our sales and marketing department, online advertising expenses, as well as allocated overhead, including depreciation expense. Sales force commissions and bonuses are considered incremental costs of obtaining a contract with a customer. Sales commissions are earned and recorded at contract commencement for both new customer contracts and expansion of contracts with existing customers. Sales commissions are deferred and amortized on a straight-line basis over a period of benefit of three years. We plan to increase the dollar amount of our investment in sales and marketing for the foreseeable future, primarily for increased headcount for our sales department.
General and Administrative
General and administrative expenses primarily consist of personnel expenses associated with our finance, legal, human resources and other administrative employees. Our general and administrative expenses also include professional fees for external legal, accounting and other consulting services, amortization of intangible assets, depreciation and amortization expense, as well as allocated overhead. We expect to increase the size of our general and administrative functions to support the growth of our business. We expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of revenue over time.
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest income earned on our cash and investment balances, partially offset by interest expense from the Facility.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Revenue
Subscription	$84,802	$64,536	$238,234	$182,048
Professional services and other	730	771	1,825	2,120
Total revenue	85,532	65,307	240,059	184,168
Cost of revenue(1)
Subscription	19,874	15,008	54,479	43,641
Professional services and other	324	304	828	802
Total cost of revenue	20,198	15,312	55,307	44,443
Gross profit	65,334	49,995	184,752	139,725
Operating expenses
Research and development(1)	20,057	16,278	56,889	44,717
Sales and marketing(1)	44,499	32,411	120,711	88,373
General and administrative(1)	24,982	15,691	58,206	45,162
Total operating expenses	89,538	64,380	235,806	178,252
Loss from operations	(24,204)	(14,385)	(51,054)	(38,527)
Interest expense	(1,147)	(29)	(1,210)	(128)
Interest income	1,651	728	5,811	1,172
Other expense, net	(293)	(160)	(650)	(558)
Loss before income taxes	(23,993)	(13,846)	(47,103)	(38,041)
Income tax (benefit) expense	(980)	87	(753)	257
Net loss	$(23,013)	$(13,933)	$(46,350)	$(38,298)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$971	$674	$2,329	$1,888
Research and development	5,020	3,122	12,949	7,907
Sales and marketing	8,570	6,164	22,346	16,341
General and administrative	4,452	3,014	11,421	7,894
Total stock-based compensation	$19,013	$12,974	$49,045	$34,030

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%	99%
Professional services and other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	23%	23%	23%	24%
Professional services and other	—%	—%	—%	—%
Total cost of revenue	24%	23%	23%	24%
Gross profit	76%	77%	77%	76%
Operating expenses
Research and development	23%	25%	24%	24%
Sales and marketing	52%	50%	50%	48%
General and administrative	29%	24%	24%	25%
Total operating expenses	105%	99%	98%	97%
Loss from operations	(28)%	(22)%	(21)%	(21)%
Interest expense	(1)%	—%	(1)%	—%
Interest income	2%	1%	2%	1%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(28)%	(21)%	(20)%	(21)%
Income tax (benefit) expense	(1)%	—%	—%	—%
Net loss	(27)%	(21)%	(19)%	(21)%
Note: Certain amounts may not sum due to rounding

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$84,802	$64,536	$20,266	31%
Professional services and other	730	771	(41)	(5)%
Total revenue	$85,532	$65,307	$20,225	31%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 33% versus the prior year and customers contributing over $50,000 in ARR grew 49% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$19,874	$15,008	$4,866	32%
Professional services and other	324	304	20	7%
Total cost of revenue	20,198	15,312	4,886	32%
Gross profit	$65,334	$49,995	$15,339	31%
Gross margin
Total gross margin	76%	77%

The increase in cost of subscription revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to the following:

Change
(in thousands)
Data provider fees	$3,290
Personnel costs	378
Stock-based compensation expense	297
Amortization of intangible assets	470
Other	431
Subscription cost of revenue	$4,866
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 7% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the Tagger acquisition.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$20,057	$16,278	$3,779	23%
Percentage of total revenue	23%	25%
The increase in research and development expense for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$1,756
Stock-based compensation expense	1,898
Other	125
Research and development	$3,779
Personnel costs increased primarily as a result of a 9% increase in headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$44,499	$32,411	$12,088	37%
Percentage of total revenue	52%	50%
The increase in sales and marketing expense for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$9,029
Stock-based compensation expense	2,406
Other	653
Sales and marketing	$12,088
Personnel costs increased primarily as a result of a 17% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year-over-year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was primarily due to the increased headcount.
General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$24,982	$15,691	$9,291	59%
Percentage of total revenue	29%	24%
The increase in general and administrative expense for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to the following:

Change
(in thousands)
Acquisition-related costs	$3,755
Personnel costs	1,993
Stock-based compensation expense	1,438
Credit losses on accounts receivable	783
Amortization of intangible assets	469
Other	853
General and administrative	$9,291

Acquisition-related costs increased due to the acquisition of Tagger on August 2, 2023. Personnel costs and stock-based compensation expense increased primarily as a result of a 14% increase in headcount as we continue to grow our business. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the Tagger acquisition. The increase in credit losses on accounts receivable was primarily driven by higher accounts receivable balances.
Interest Income, Net

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Interest income, net	$504	$699	$(195)	(28)%
Percentage of total revenue	1%	1%

The decrease in interest income, net was primarily driven by higher interest expense from the Facility, partially offset by higher interest income from the Company’s marketable securities due to higher interest rates.
Other Expense, Net

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other expense, net	$(293)	$(160)	$(133)	83%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax (Benefit) Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Income tax (benefit) expense	$(980)	$87	$(1,067)	n/m(1)
Percentage of total revenue	(1)%	—%
_________________
(1)Calculated metric is not meaningful.
The change in income tax (benefit) expense was primarily driven by the income tax benefit recorded in the third quarter of 2023 due to a release of the Company’s valuation allowance resulting from deferred tax liabilities established for finite-lived intangible assets from the acquisition of Tagger.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$238,234	$182,048	$56,186	31%
Professional services and other	1,825	2,120	(295)	(14)%
Total revenue	$240,059	$184,168	$55,891	30%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 33% versus the prior year and customers contributing over $50,000 in ARR grew 49% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$54,479	$43,641	$10,838	25%
Professional services and other	828	802	26	3%
Total cost of revenue	55,307	44,443	10,864	24%
Gross profit	$184,752	$139,725	$45,027	32%
Gross margin
Total gross margin	77%	76%

The increase in cost of subscription revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the following:

Change
(in thousands)
Data provider fees	$8,252
Personnel costs	895
Stock-based compensation expense	441
Amortization of intangible assets	470
Other	780
Subscription cost of revenue	$10,838
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 7% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the Tagger acquisition.
Operating Expenses
Research and Development

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$56,889	$44,717	$12,172	27%
Percentage of total revenue	24%	24%
The increase in research and development expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$7,020
Stock-based compensation expense	5,042
Other	110
Research and development	$12,172
Personnel costs increased primarily as a result of a 9% increase in headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$120,711	$88,373	$32,338	37%
Percentage of total revenue	50%	48%
The increase in sales and marketing expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$25,231
Stock-based compensation expense	6,005
Other	1,102
Sales and marketing	$32,338
Personnel costs increased primarily as a result of a 17% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year-over-year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was primarily due to the increased headcount.
General and Administrative

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$58,206	$45,162	$13,044	29%
Percentage of total revenue	24%	25%
The increase in general and administrative expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the following:

Change
(in thousands)
Acquisition-related costs	$4,221
Stock-based compensation expense	3,527
Personnel costs	3,374
Credit losses on accounts receivable	1,021
Amortization of intangible assets	685
Other	216
General and administrative	$13,044

Acquisition-related costs increased due to the acquisition of Tagger on August 2, 2023. Stock-based compensation expense and personnel costs increased primarily as a result of a 14% increase in headcount as we continue to grow our business. The increase in the amortization expense of intangible assets was driven by the intangible assets recognized as part of the Repustate and Tagger acquisitions. The increase in credit losses on accounts receivable was primarily driven by higher accounts receivable balances.
Interest Income, Net

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Interest income, net	$4,601	$1,044	$3,557	n/m(1)
Percentage of total revenue	2%	1%
_________________
(1)Calculated metric is not meaningful.
The increase in interest income, net was primarily driven by higher interest income from the Company’s marketable securities due to higher interest rates, partially offset by higher interest expense from the Facility.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other expense, net	$(650)	$(558)	$(92)	16%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax (Benefit) Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Income tax (benefit) expense	$(753)	$257	$(1,010)	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The change in income tax (benefit) expense was primarily driven by the income tax benefit recorded in the third quarter of 2023 due to the release of the Company’s valuation allowance resulting from deferred tax liabilities established for finite-lived intangible assets from the acquisition of Tagger.

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
Non-GAAP Gross Profit
We define non-GAAP gross profit as GAAP gross profit, excluding stock-based compensation expense and amortization expense associated with the acquired developed technology from the Tagger acquisition. We believe non-GAAP gross profit provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation and amortization expense, which are often unrelated to overall operating performance. During the third quarter of 2023, we revised our definition of non-GAAP gross profit to exclude amortization expense associated with the acquired developed technology from the Tagger acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$65,334	$49,995	$184,752	$139,725
Stock-based compensation expense	971	674	2,329	1,888
Amortization of acquired developed technology	470	—	470	—
Non-GAAP gross profit	$66,775	$50,669	$187,551	$141,613

Non-GAAP Operating Income (Loss)
We define non-GAAP operating income (loss) as GAAP loss from operations, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition. We believe non-GAAP operating income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses and amortization expense, which are often unrelated to overall operating performance. During the second quarter of 2023, we revised our definition of non-GAAP operating income (loss) to exclude acquisition-related expenses in connection with our acquisition of Tagger. During the third quarter of 2023, we revised our definition of non-GAAP operating income (loss) to exclude amortization expense associated with the acquired intangible assets from the Tagger acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Non-GAAP operating income (loss)	(dollars in thousands)
Loss from operations	$(24,204)	$(14,385)	$(51,054)	$(38,527)
Stock-based compensation expense	19,013	12,974	49,045	34,030
Acquisition-related expenses	3,755	—	4,221	—
Amortization of acquired intangible assets	809	—	809	—
Non-GAAP operating income (loss)	$(627)	$(1,411)	$3,021	$(4,497)
Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation expense, acquisition-related expenses, amortization expense associated with the acquired intangible assets from the Tagger acquisition and tax benefits due to changes in the valuation allowance from the Tagger acquisition. We believe non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses, amortization expense and tax benefits due to changes in valuation allowances from business acquisitions, which are often unrelated to overall operating performance. During the second quarter of 2023, we revised our definition of non-GAAP net income (loss) to exclude acquisition-related expenses in connection with our acquisition of Tagger. During the third quarter of 2023, we revised our definition of non-GAAP net income (loss) to exclude amortization expense associated with the acquired intangible assets from the Tagger acquisition and tax benefits recognized from changes in the valuation allowance associated with our acquisition of Tagger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Non-GAAP net income (loss)	(dollars in thousands)
Net loss	$(23,013)	$(13,933)	$(46,350)	$(38,298)
Stock-based compensation expense	19,013	12,974	49,045	34,030
Acquisition-related expenses	3,755	—	4,221	—
Amortization of acquired intangible assets	809	—	809	—
Tax benefit due to change in valuation allowance from business acquisition	(1,134)	—	(1,134)	—
Non-GAAP net income (loss)	$(570)	$(959)	$6,591	$(4,268)
Non-GAAP Net Income (Loss) per Share
We define non-GAAP net income (loss) per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense, acquisition-related expenses, amortization expense associated with the acquired intangible assets from the Tagger acquisition and tax benefits due to changes in the valuation allowance from the Tagger acquisition. We believe non-GAAP net income (loss) per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses, amortization expense and tax benefits due to changes in valuation allowances from business acquisitions, which are often unrelated to overall operating performance. During the second quarter of 2023, we revised our definition of non-GAAP net income (loss) per share to exclude acquisition-related expenses in connection with our acquisition of Tagger. During the third quarter of 2023, we revised our definition of non-GAAP net income (loss) per share to exclude amortization expense associated with the acquired intangible assets from the Tagger acquisition and tax benefits recognized from changes in the valuation allowance associated with our acquisition of Tagger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Non-GAAP net income (loss) per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.41)	$(0.25)	$(0.83)	$(0.70)
Stock-based compensation expense per share	0.34	0.23	0.88	0.62
Acquisition-related expenses	0.07	—	0.08	—
Amortization of acquired intangible assets	0.01	—	0.01	—
Tax benefit due to change in valuation allowance from business acquisition	(0.02)	—	(0.02)	—
Non-GAAP net income (loss) per share	$(0.01)	$(0.02)	$0.12	$(0.08)
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we define as net cash provided by operating activities less expenditures for property and equipment and acquisition-related costs. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash provided by our core operations that, after the expenditures for property and equipment and acquisition-related costs, is available to be used for strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of free cash flow is that it does not reflect our future contractual obligations. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period. During the third quarter of 2023, we revised our definition of free cash flow to exclude payments related to acquisition-related costs associated with our acquisition of Tagger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Free cash flow	(dollars in thousands)
Net cash provided by operating activities	$(5,518)	$1,047	$9,060	$7,716
Expenditures for property and equipment	(800)	(514)	(1,444)	(1,427)
Acquisition-related costs	2,906	—	2,906	—
Free cash flow	$(3,412)	$533	$10,522	$6,289

Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $41.1 million, marketable securities of $80.3 million and net accounts receivable of $45.1 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit and in previous years, we had negative cash flows from operations. However, for the nine months ended September 30, 2023 and 2022, we generated positive cash flows from operations. We expect to continue to incur operating losses and may have negative operating cash flows for the foreseeable future as we continue to grow the business. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, and other factors that are beyond our control, such as rising inflation rates and a potential recession. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
Credit Agreement
On August 1, 2023,we entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility, maturing on August 1, 2028. Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes.
Borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Credit Agreement), subject to certain terms and conditions under the Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s liquidity.

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

On August 1, 2023, we borrowed $75 million under the Credit Agreement in connection with the Tagger acquisition. As of September 30, 2023, $75 million remains outstanding under the Credit Agreement. Refer to Note 11 — Business Combinations of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$9,060	$7,716
Net cash used in investing activities	(118,806)	(18,799)
Net cash provided by (used in) financing activities	73,790	(890)
Net decrease in cash, cash equivalents and restricted cash	$(35,956)	$(11,973)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the nine months ended September 30, 2023 and 2022, we generated positive cash flows from operating activities.
Net cash provided by operating activities during the nine months ended September 30, 2023 was $9.1 million, which resulted from a net loss of $46.4 million adjusted for non-cash charges of $71.2 million and net cash outflow of $15.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $49.0 million of stock-based compensation expense, $19.1 million for amortization of deferred contract acquisition costs, which were primarily commissions, $1.1 million of amortization of right-of-use, or ROU, operating lease assets, and $4.2 million of depreciation and intangible asset amortization expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $26.0 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $3.5 million increase in prepaid expenses and other assets, a $2.6 million decrease in operating lease liabilities, and a $7.7 million increase in accounts receivable. These outflows were primarily offset by a $23.9 million increase in deferred revenue.
Net cash provided by operating activities during the nine months ended September 30, 2022 was $7.7 million, which resulted from a net loss of $38.3 million adjusted for non-cash charges of $51.5 million and net cash outflow of $5.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $34.0 million of stock-based compensation expense, $2.9 million of depreciation and intangible asset amortization expense, $13.3 million for amortization of deferred contract acquisition costs, which were primarily commissions, and $0.7 million of amortization of ROU operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $19.7 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $2.2 million increase in prepaid expenses and other assets, as well as a $2.3 million decrease in operating lease liabilities. These outflows were primarily offset by a $15.7 million increase in deferred revenue and a $4.8 million increase in accounts payable and accrued expenses.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $118.8 million, which was primarily due to $145.8 million paid for the acquisitions of Tagger and Repustate and $63.1 million in purchases of marketable securities, partially offset by $91.5 million in proceeds from the maturities and sale of marketable securities.
Net cash used in investing activities for the nine months ended September 30, 2022 was $18.8 million, which was primarily due to $135.7 million in purchases of marketable securities, partially offset by $118.4 million in proceeds from maturities of marketable securities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $73.8 million, primarily driven by $75.0 million in borrowings under the Facility and $1.4 million in proceeds from purchases under our employee stock purchase plan, partially offset by $1.8 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards and $0.8 million in issuance costs related to the Facility.
Net cash used in financing activities for the nine months ended September 30, 2022 was $0.9 million, primarily driven by $1.6 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $0.7 million in proceeds from purchases under our employee stock purchase plan.
Contractual Obligations
As of September 30, 2023, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of September 30, 2023, the total obligation for operating leases was $22.3 million, of which $4.7 million is expected to be paid in the next twelve months. As of September 30, 2023, our purchase commitment for primarily data and services was $9.4 million, of which $5.0 million is expected to be paid in the next twelve months. See Note 3 and Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding these obligations.
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

Our significant accounting policies are discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023. There have been no significant changes to these policies during the nine months ended September 30, 2023, except as noted in Note 1 - Summary of Significant Accounting Policies of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $41.1 million as of September 30, 2023, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $80.3 million which were invested in investment-grade corporate bonds, commercial paper, treasury securities and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments and marketable securities. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of September 30, 2023, we had $75 million in secured indebtedness outstanding under the Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. Refer to Note 5 - Revolving Line of Credit of the Notes to the Financial Statements (Part 1, Item 1 of this Form 10-Q).
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
We announced a price increase in November 2022 and may announce additional price increases in the future. For the quarter ended September 30, 2023, as compared to the quarter ended September 30, 2022, this price increase contributed to an increase in our average revenue per customer and a decrease in our total number of customers. As a result of this and any future pricing increase, our total number of customers may continue to decrease even when the average spend per customer increases over time. We may also experience softening demand or negative sentiment from our customers and prospective customers as a result of our increased pricing, which could impact our brand and competitiveness.

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

There can be no assurance that we will be able to renew any of our agreements with social media networks and other data providers, or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of any modification or termination of such agreements, including the impact on our access to the related APIs. There can be no assurance that following any such modification or termination, we would be able to maintain our platform’s current level of functionality in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. For example, we are currently a member of the X (formerly known as Twitter) Official Partner Program. There can be no assurance that X will maintain this program in its current form or at all and any change to the program, our access or the terms of our membership may have a negative impact on our business. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations.

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

As of September 30, 2023, we had $75 million in secured indebtedness outstanding under the Credit Agreement. This substantial level of debt could have important consequences to our business, including, but not limited to:

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

Any investment, business relationship or acquisition, including our acquisitions of Simply Measured, Inc. in December 2017, Repustate in January 2023 and Tagger Media in July 2023 may result in unforeseen operating difficulties and expenditures or business liabilities. In particular, we may encounter difficulties integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if key personnel of the acquired company choose not to work for us, the acquired platform, products or services are not easily adapted to work with our platform or products or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management and research and development attention that would otherwise be available for development of our existing platform and products. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized, we may be exposed to unknown risks or liabilities or our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 30, 2023, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act), which are intended to satisfy the affirmative defense conditions under 10b5-1(c) under the Exchange Act:

Type of Trading Arrangement
Name and Position	Action (Adoption / Termination)	Adoption / Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares and Class of Common Stock to be Sold	Expiration Date
Justyn Howard, Chief Executive Officer & Chairman of the Board of Directors	Adoption	08/10/2023	X		240,000 shares of Class B Common Stock(1)	10/10/2024
Aaron Rankin, Chief Technology Officer & Member of the Board of Directors	Adoption	08/25/2023	X		1,010,000 shares of Class B Common Stock(1)(2)	11/5/2024
Ryan Barretto, President	Adoption	8/31/2023	X		97,200 shares of Class A Common Stock(1)	12/31/2024
Joe Del Preto, Chief Financial Officer & Treasurer	Adoption	8/16/2023	X		18,000 shares of Class A Common Stock	11/5/2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) All or a portion of the sale of these shares is subject to limit orders, which may result in all or a portion of such shares remaining unsold.
(2) The weighted average of the price of the limit orders in Mr. Rankin’s August 25, 2023 trading plan is $102.03. The number of shares subject to Mr. Rankin’s August 25, 2023 trading plan is lower than the aggregate number of shares subject to the prior plans of Mr. Rankin and his spouse which expired in August 2023.

In addition, our officers (as defined in Rule 16a-1(f) under the Exchange Act), other than Mr. Howard, have entered into sell-to-cover arrangements, which constitute “non-Rule 10b5-1 trading arrangements,” authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of restricted stock units and the related issuance of shares. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of the Company’s Class A common stock. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable restricted stock units and the officer’s termination of service.
Severance Plan

On November 1, 2023, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company approved and adopted the Sprout Social, Inc. Severance Plan (the “Severance Plan”), pursuant to which certain of the Company’s executive officers will be eligible to receive certain severance and/or change in control benefits.

Each participant in the Severance Plan will be designated as a “Tier 1 Covered Executive,” “Tier 2 Covered Executive” or “Tier 3 Covered Executive.” With respect to each Tier 2 Covered Executive, pursuant to the Severance Plan, if, within the three-month period prior to, or the 12-month period following, a “change in control” (as defined in the Severance Plan), the Company terminates the employment of the applicable executive without “cause” (excluding death or “disability”) or such executive resigns for “good reason” (each, as defined in the Severance Plan) and within no more than 45 days of such termination the executive executes and does not revoke a separation agreement and release of claims, such executive will be entitled to receive (i) cash severance in an amount equal to 12 months of the executive’s then-current base salary and 100% of the executive’s target annual bonus for the calendar year in which such termination occurs (less any portion of the annual bonus which has previously been paid for such year), payable, less applicable withholdings and deductions, in the form of continuation payments in regular installments over the 12-month period following the date of such termination, in accordance with the Company’s normal payroll practices, (ii) payment of premiums to maintain group health insurance continuation benefits pursuant to COBRA for such executive and such executive’s eligible dependents for up to 12 months, and (iii) vesting acceleration as to 100% of the then-unvested shares subject to each of such executive’s then outstanding equity awards (and in the case of awards subject to performance-based vesting conditions, such performance-based awards shall vest assuming a target level of performance for each applicable performance objective).
With respect to each Tier 2 Covered Executive, pursuant to the Severance Plan, if, outside of the three-month period prior to, or the 12-month period following, a “change in control,” the Company terminates the employment of the applicable executive without “cause” (excluding death or “disability”) or such executive resigns for “good reason” and within no more than 45 days of such termination the executive executes and does not revoke a separation agreement and release of claims, such executive will be entitled to receive (i) cash severance in an amount equal to six months of the executive’s then-current base salary, payable, less applicable withholdings and deductions, in the form of continuation payments in regular installments over the six-month period following the date of such termination, in accordance with the Company’s normal payroll practices and (ii) payment of premiums to maintain group health insurance continuation benefits pursuant to COBRA for such executive and such executive’s eligible dependents for up to six months.

Each of Ryan Barretto, the Company’s President and Joe Del Preto, the Company’s Chief Financial Officer and Treasurer has been designated to participate in the Severance Plan as a Tier 2 Covered Executive.

The foregoing description of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Plan, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

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
10.1
Agreement and Plan of Merger, dated August 2, 2023, by and among Sprout Social, Inc., Tag Merger Sub, Inc., Tagger Media, Inc., and Shareholder Representative Services LLC (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K (File No. 001-39156) filed on August 2, 2023).

10.2
Credit Agreement, dated as of August 1, 2023, by and among Sprout Social, Inc., the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.2 to Sprout Social’s Current Report on Form 8-K (File No. 001-39156) filed on August 2, 2023).

10.3†	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan, approved October 25, 2023.
10.4†	Sprout Social, Inc. 2023 Executive Severance Plan, approved November 1, 2023.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

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

Sprout Social, Inc.
November 3, 2023	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)