Form 10-K
period 2023-12-31
Sprout Social, Inc.
filed 2024-02-23
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the stock held by non-affiliates was approximately $2.2 billion.
As of February 16, 2024, there were 49,405,548 shares and 6,844,638 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which is expected be held on May 22, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•the evolution of the social media industry, including technological advances and adapting to new regulations and use cases;
•the introduction of artificial intelligence technologies into our products, which may lead to increased governmental or regulatory scrutiny;
•our ability to innovate and provide a superior customer experience;
•our ability to successfully enter new markets, manage our international expansion and comply with any applicable laws and regulations;
•our ability to successfully adapt our sales, success, and compliance efforts to the demands of sophisticated enterprise customers;
•our ability to maintain and enhance our brand;
•our estimates of the size of our market opportunities;
•the effects of increased competition from our market competitors or new entrants to the market;
•our ability to securely maintain customer and other third-party data;

•our ability to comply with existing, modified or new laws and regulations applying to our business, including data privacy and security regulations;
•our ability to maintain, protect and enhance our intellectual property;
•worldwide economic conditions, including the macroeconomic impacts of high levels of inflation, high interest rates and ongoing overseas conflict, and their impact on demand for our platform and products;
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

In addition, statements such as "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this report. While we believe such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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
•G2, Inc. (“G2”), research data, January 26, 2024
•Glassdoor, Inc. (“Glassdoor”), Best Places to Work, 2017, 2018, 2020, 2021, 2022 and 2023
•Glassdoor rating and CEO approval rating, February 18, 2024
•Great Place to Work and PEOPLE®, 2023 PEOPLE Companies that Care list
•Statista, Total Global Social Media Users, January 2024
•The 2022 Sprout Social Index: Edition XVIII (“The 2022 Sprout Social Index”)
•Social Shopping in 2022: Consumer Behaviors in the Social Shopping Cart

CERTAIN DEFINED TERMS
Except where the context suggests otherwise, we defined certain terms in this Annual Report as follows:
“API” means application programming interface.
“Co-Founders” means each of Justyn Howard, our Chairman and Chief Executive Officer, Aaron Rankin, our former Chief Technology Officer and current member of our Board of Directors, Gilbert Lara, our Chief Creative Officer, and Peter Soung, our Director, Engineering, and trusts for the benefit of such founders, their respective spouses and/or their lineal descendants.
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

PART I
Item 1. Business
Sprout Social — Powering the Evolution of Customer Experience
With more than 5.0 billion global users consuming and sharing billions of posts per day, social media has fundamentally changed the customer experience. Social media has become mission-critical to the way organizations reach, engage and understand their target audience and customers.
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
Our platform is easy-to-use and can be deployed rapidly by new customers without direct engagement from our sales or services teams. In 2023, the majority of our new customer revenue resulted from our trials and other inbound sources. Our 30-day free trial model allows prospective customers to set up and use our software within minutes and without assistance.
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

We have a highly efficient, product-driven go-to-market strategy that has enabled us to scale rapidly, attracting more than 31,000 current customers from small businesses to global brands as well as marketing agencies and government, non-profit and educational institutions. In 2023, the strength of our brand, content marketing, and search engine optimization resulted in the majority of our inbound trials generated through unpaid marketing. The scale of these trials allows us to rapidly test, adapt and optimize our go-to-market approach for sustained, capital-efficient growth.
Increased adoption of our platform across functions within an organization also represents a large growth opportunity within our existing customer base. Our platform is licensed on a per-user basis with numerous upsell opportunities through additional users and product modules. As social becomes a critical channel for virtually all aspects of the customer experience, including brand awareness, influencer marketing, customer acquisition, social customer care, commerce, advocacy and reputation management, we expect that our customers will increase adoption of our platform across departments.
With our efficient go-to-market model and over 99% of our revenue in 2023 from software subscriptions, we have experienced strong unit economics across all customer segments as we continue to grow and refine our sales and marketing efforts. Our single code-base also creates a scalable and capital-efficient model that enables us to add new customers at little incremental cost. We believe that the single code-base and scalability of our technology are also meaningful technology differentiators.
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
Our strong culture, world-class management team, leading platform and efficient go-to market strategy have led to revenue of $333.6 million, $253.8 million and $187.9 million during the years ended December 31, 2023, 2022 and 2021, respectively, representing growth of 31% from 2022 to 2023 and representing growth of 35% from 2021 to 2022. Additionally, we generated over $385 million in annualized recurring revenue, or ARR, as of December 31, 2023. For more information on how we define and calculate ARR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—ARR.” We generated net losses of $66.4 million, $50.2 million and $28.7 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Our Industry
Social media began as a way for individuals to connect and share experiences. Networks like X, Facebook, LinkedIn and subsequent major networks allowed individuals to more easily communicate with friends, family, colleagues and those who shared common interests. As social media grew, savvy businesses recognized its power as a channel to market to consumers at scale. A new form of advertising was born and brands rushed to establish a presence and following on social media as a powerful new way to connect with their customers.
With more than 5.0 billion users and millions of businesses adopting social media, it has fundamentally changed communication and commerce, and we are just beginning to understand its implications and importance.
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
•Significant data privacy and security concerns exist. Data privacy and security issues have dominated the discussion around social media in recent years, leading to increased complexity, risk and regulation. Conforming to these requirements and maintaining security across dozens to hundreds of social profiles on multiple social networks reinforces the need for centralized management.

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
Our Platform
Our powerful, easy-to-use platform enables customers to manage the complexities of social media across their entire organization. Our relationships with X (formerly known as Twitter), Facebook, Instagram, Pinterest, LinkedIn, Google and TikTok, among others, allow us to build robust solutions that meet today’s business needs while maintaining our focus on innovation as the market evolves.
Our relentless focus on customer relationships and building the highest-quality products have made our platform the highest customer-rated product across all major categories and customer segments relative to our primary competitors according to G2.
The key benefits of our platform include:
•Comprehensive, all-in-one platform. Our platform brings every aspect of the social experience together into a single, elegant and robust solution. From engagement, publishing, and reporting and analytics to reputation management, influencer marketing, business intelligence, advocacy, and workflow and collaboration, our customers can manage their entire social experience seamlessly and more effectively through a single pane of glass.
•Single platform for the entire organization. Our platform delivers a compelling experience by enabling users across all functions and use-cases to work side-by-side. Rather than isolating these use-cases and toolsets, we have brought them together seamlessly through a centralized solution to drive visibility and collaboration across the entire organization.
•Easy to deploy and use. As the impact of social media spreads further across organizations, ease of deployment and usability are critical. With no professional services or customizations required, a typical customer is fully operational within minutes of starting their trial. Our powerful platform is designed to be easy to use so that it can be rapidly adopted and leveraged by novice users while also having the robust capabilities needed by the most demanding Enterprise users. Our platform enables seamless collaboration across departments and is consistently rated the easiest-to-use social media management software available amongst our primary competitors.
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
•Market leadership and premium brand. Our solution is highly regarded and recognized in the industry. Our robust content marketing engine delivers thought leadership to all decision makers in the buying process, from practitioners to executives. As a result of our strong brand and reputation for quality and service, we generated more than 80% of our revenue from new customers in 2023 from unpaid channels.
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
•Network relationships. We have built strong relationships with major social media networks, including X, Facebook, Instagram, TikTok, Pinterest, LinkedIn and Google, among others. We work together closely with these networks to address the evolving needs of our customers and to bring new ideas and innovation to market.
•Superior customer service. We offer live customer support to each customer regardless of spend, and customer success has always been deeply rooted in our DNA. As a result, we have been recognized on G2’s 2023 list of the Highest Satisfaction Products, defined as products that "leave the most positive impact on their users."
•Large and growing barriers to entry. Due to the technical complexities on the back end of social media, required network relationships and rising customer emphasis on data privacy and security, we believe the barriers to entry in our market have risen materially over the past several years.
•World-class culture. Our success is possible because of our award-winning culture, which allows us to attract and retain top talent. We have a deep commitment to our people and our customers that compounds our competitive advantages as we continue to grow.

Our Culture
At Sprout, culture is a business strategy. We do not view culture as a set of perks but rather an intentional approach to our employees, customers and communities. We believe our culture serves as a strong competitive advantage, allowing us to build the kind of company that can lead a market, adapt and continue to innovate for our customers. We believe our ability to execute on our growth strategy is directly related to our award-winning culture with a reputation for caring deeply about our customers and our employees. This is evidenced by our top user rating on G2 and 4.2 rating and 89% CEO approval rating on Glassdoor.
Glassdoor has recognized us as one of the “Best Places to Work” in 2017, 2019, 2020, 2021, 2022 and 2023. In 2023, we were also recognized by Great Place to Work and PEOPLE magazine on the 2023 PEOPLE Companies that Care list, which is based on data from companies representing more than 7.5 million U.S. employees. In that survey, 91% of employees said Sprout Social is a great place to work, which is 60% higher than the average U.S. company. Sprout was also recognized as the #2 Best Workplace in Chicago and #18 Best Workplace for Parents by Great Place to Work. This strong employer brand allows us to continue to attract high-quality talent and deliver a premium experience for our customers. Our culture is centered on seven core values:
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
We estimate that, based on our current average customer spending levels, the annual served addressable market (SAM) for our platform in 2023 exceeded $55 billion. We estimate that our SAM opportunity will exceed $120 billion by 2025, an annual market growth rate of greater than 25%.

We calculated our current SAM estimate as follows: (i) utilized data from The U.S. Small Business Administration, The U.S. Census Bureau, The Organisation for Economic Co-operation and Development and Statista to estimate the total number of businesses in the United States and globally in each of our served market segments (Enterprise, Mid-Market, SMB) with a social media presence; (ii) utilized internal data and estimates to estimate the number of such businesses that require a social media management platform (the “Target Businesses”); (iii) calculated the average of our annual contract value (ACV) and our estimate of our primary competitors’ ACVs in each segment; and (iv) multiplied the estimated average segment ACVs by the estimated number of Target Businesses in each segment. We then used internal estimates informed by research from the Harris Poll to determine the projected business presence on social media in 2025 that will require a social media management platform, multiplied by our internal projected average segment ACVs in 2025 for Sprout Social and its direct competitors in the applicable segment.
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
•Influencer Marketing;
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
•Comprehensive social media reporting. Our customers can measure and analyze their performance across X, Facebook, Instagram, Pinterest and LinkedIn through rich experiences designed to extract actionable insights from data. Reporting can be done across networks, analyzing paid and organic performance compared to historic and peer or competitor performance.
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
Influencer marketing: Tagger by Sprout Social
Our influencer marketing product, Tagger by Sprout Social, allows brands and agencies to unlock the power of influencer marketing. Tagger allows customers to analyze influencer marketing trends, social content, posts and profile data to define an influencer strategy, discover the right influencers to align to brand values and audience; and activate, scale, manage, measure and report on campaigns.
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
Customers
We have a highly diverse base of over 31,000 current customers across SMBs, Mid-market companies, Enterprises and marketing agencies, as well as government, non-profit and educational institutions. We have been increasingly focused on the Mid-market and Enterprise segments, and we expect that our current and future growth will likely be driven by outsized contributions from Mid-market and Enterprise. Aligning to this focus, we announced a price increase in November 2022, which values our software consistent with the expectations of these segments of the market. As a result, our total number of customers or the number of net new customers we add each quarter may decrease even if the average spend of each new customer increases over time.

Sales and Marketing
Our go-to-market approach is driven by the effectiveness and innovation of our platform and unpaid customer demand. Our model is focused on a product driven strategy, where potential customers are led to our website to sign up for a free trial or to request a demonstration of our products. A subscription is designed to be easily purchased. A substantial number of our customers subscribe without any interaction from our sales team. This approach allows us to cost-effectively drive strong lead generation, upgrade free trials to paying subscription customers, drive strong conversion of demonstration requests and achieve growth of our platform. As an organization realizes the strength of our platform, adoption of our products increases across the organization. Our product is effective for nearly every part of an organization and the adoption of our platform spreads across departments through word of mouth.
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
As of December 31, 2023, our sales and marketing department had 711 employees. Our sales and marketing expenses were $168.1 million, $123.7 million and $84.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
As of December 31, 2023, our customer service department had 69 employees. Customer service costs are included in Cost of revenue within the Consolidated Statement of Operations and Comprehensive Loss.
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
Our research and development team is responsible for the design, development and testing of our products. We invest substantial resources in research and development to drive our technology innovation and bring new products to the market. As of December 31, 2023, our research and development department had 343 employees. Our research and development expenses were $79.6 million, $61.4 million and $40.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Data Privacy and Security Laws
In the ordinary course of our business, we may collect and process personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards governing data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, the “CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), and the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”).

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
Culture and Workforce
Sprout Social was named a Best Place to Work in 2023 by the Glassdoor Employees' Choice award, marking the sixth time in seven years that we have received this recognition. In the third quarter of 2023, Sprout Social was named to the 2023 Fortune Best Workplaces in Technology List. This is Sprout Social’s second time being named to the prestigious list, which follows additional 2023 recognitions including Best Workplace for Millennials in Chicago, Best Medium Workplace and to the PEOPLE Companies that Care list.
As of December 31, 2023, we had a total of 1,383 full-time employees, including 308 employees located outside the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
We equally see the value of in-person, human connection and prioritize opportunities that bring our distributed teams together to strengthen the bonds within our global community. A key component of our flexible first hybrid model is our in-person strategy which brings the team together throughout the year through Team and Regional Meet Ups. Additionally, we will continue to create community and engagement for those employees that live within commuting distance of our Dublin, Chicago and Seattle offices.
Employee Engagement & Development
We listen to our employees and use their feedback to shape our employee experience priorities. Based on results from our internal employee survey, our employee engagement in 2023 remained above our industry benchmark.
Our commitment to leadership development and developing careers at Sprout Social continues to be a key focus area.
We continue to invest in leadership development at Sprout Social through our GOLD (Growth Oriented Leadership Development) program. The program consists of ‘Ignite,’ which focuses on new leaders including those new to the role of leadership itself or to leadership at Sprout Social, ‘Evolve,’ which is tailored towards experienced managers and directors, and ‘Amplify’ which is designed for our most senior leaders. In 2023 we also welcomed our second cohort of “Accelerate,” our DEI Leadership Accelerator Program. This four-month experience is aimed at supporting the continued growth and retention of our United States-based BIPOC employees through a series of professional development, leadership and peer coaching, and networking opportunities.
In addition to supporting our leaders, in late 2023 we celebrated the one-year anniversary of the launch of The Career Studio, our career development resource center for all employees. This is an approachable virtual hub of career development tools designed to empower all employees to take ownership of their career journey at Sprout Social. We continue to invest in our Grow@ digital and on-demand platform, which provides education and development opportunities through internal programs and third party vendors.
Diversity, Equity and Inclusion
We continue to provide public transparency into where we stand, where we’ve progressed and where we need to improve in the areas of DEI through our DEI Demographic report. Our most recent report was published in February 2024, and we intend to continue to report our progress against the initiatives identified on an ongoing basis.
We established a company-wide workforce diversity vision focused on increasing the representation of women globally and BIPOC employees in the United States through targeted hiring and retention efforts. We regularly track, report progress and identify targeted interventions to support this vision.
We focus our sourcing efforts on underrepresented backgrounds including investing in strategic partnerships such as re:work training and hold our Recruitment Team accountable to prospective diverse talent. We actively recruit from Historically Black Colleges and Universities and Hispanic Serving Institutions, including partnering with student organizations that serve traditionally underrepresented groups in tech. In 2023, we expanded our scholarship program to include the Hispanic Scholarship Fund (HSF), while continuing our scholarship program with the United Negro College Fund to provide scholarships for Black/African American students majoring in software engineering. Scholarship recipients were also given the opportunity to interview for our Associate Software Engineering Program.
We run a formal DEI learning curriculum to increase DEI awareness and ensure employees support and help drive our DEI efforts. This includes unconscious bias training for all new hires as part of their onboarding. We also encourage employees to attend our company-wide DEI Guild meetings to discuss relevant topics such as inclusive strategies to manage stress and burnout, demystifying microaggressions and understanding the spectrum of health and happiness.
We have eleven Community Resource Groups (CRGs), which are volunteer-led groups centered around common identities and life experiences that work to serve the unique needs of their community members, foster a sense of belonging through connection, support and empathy. Each group works with an executive sponsor and receives an annual budget to support their initiatives and our CRG co-leads are compensated for their efforts.
Social Impact
Our Sprout Social Serves Mission is to promote the equity and social justice of historically marginalized communities through advocacy, access to quality education and technology for good. Last year, we donated approximately $575,000 to support these causes through various not-for-profits.
Total Rewards
We continue to evolve our reward programs to be market competitive and comprehensive to cover employees at every stage of their personal and professional path and are focused on keeping wellness as the foundation for all employees globally. To recruit and retain the best talent in the marketplace, we routinely review and refresh our total rewards program and we rely on employee feedback to shape and evolve our offerings.
We strive to offer options that are competitive, locally relevant and provide the resources needed to live fully, healthily, and balanced in work and life. Our benefits include comprehensive healthcare, a global parental leave program with an equal length of time for all parents, a generous PTO policy, retirement programs and additional resources to support employees' overall mental health and well-being. We also offer a family planning benefit of $5,000 USD towards surrogacy and adoption. In 2023 we introduced a Lifestyle Spending Account to support our employees' efforts to maintain a healthy and balanced lifestyle. We continue to provide a stipend to all new employees to ensure an optimal home setup and provide a Wi-Fi reimbursement to all employees to support them in our hybrid work environment.
In addition to competitive salaries that are reviewed bi-annually against market-based data, we are committed to pay equity and perform a global pay equity analysis on an annual basis. In 2023, we offered stock-based compensation awards for every new employee, regardless of role, and all employees, subject to certain tenure and performance requirements, were eligible to receive annual equity grants. In addition, we provide an Employee Stock Purchase Plan (currently United States only) to provide the opportunity to purchase Sprout Social stock at a discounted price to further benefit from the financial success and growth of the Company.
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

•If we do not adequately fund our research and development efforts, or use research and development teams effectively, we may not be able to compete effectively, and our business and operating results may be harmed.

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

Legal and Regulatory Risks

•We are subject to stringent and changing laws and obligations related to data privacy and security. Our actual or perceived failure to comply with such laws and obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

•If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse consequences.

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

General Risk Factors

•Unstable market and economic conditions, including a global or domestic recession or the fear of a recession, may have serious adverse consequences on our business, financial condition and share price.

•We may make acquisitions of, or invest in, other businesses or technologies, which may divert our management’s attention and result in the incurrence of indebtedness or dilution to our stockholders. We may be unable to integrate acquired businesses or technologies successfully or achieve the expected benefits of such acquisitions and investments.

•We may not be able to generate sufficient cash to service our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

Our current and prospective customers are impacted by worsening macroeconomic conditions to varying degrees. Such conditions include, but are not limited to the high impact of high levels of inflation, high interest rates and ongoing overseas conflict. We cannot predict the impact macroeconomic conditions will have on our existing or prospective customers and how that may impact their spending with us.

We announced a price increase in November 2022 and may announce additional price increases in the future. For the year ended December 31, 2023, as compared to the year ended December 31, 2022, this price increase contributed to an increase in our average revenue per customer and a decrease in our total number of customers. As a result of this and any future pricing increase, our total number of customers may continue to decrease even when the average spend per customer increases over time. We may also experience softening demand or negative sentiment from our customers and prospective customers as a result of our increased pricing, which could impact our brand and competitiveness.

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

We have experienced rapid revenue growth in recent years. In 2023, our revenue was $333.6 million, an increase of 31% as compared to our revenue of $253.8 million in 2022, which was an increase of 35% as compared to our revenue of $187.9 million in 2021. Although we have experienced rapid revenue growth in recent years, we may not continue to grow as rapidly in the future and our revenue growth rates may decline. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, failure to capitalize on growth opportunities, and the impacts to our business from macroeconomic factors such as high levels of inflation, high interest rates, ongoing overseas conflict, volatility in the capital markets and related market uncertainty. Our current and prospective customers are impacted by worsening macroeconomic conditions to varying degrees and as a result, in some cases we are experiencing slower growth of existing customers most impacted by these conditions. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile or decline, and we may not achieve or maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.

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

There can be no assurance that we will be able to renew any of our agreements with social media networks and other data providers, or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of any modification or termination of such agreements, including the impact on our access to the related APIs. There can be no assurance that following any such modification or termination, we would be able to maintain our platform’s current level of functionality in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. For example, we are currently a member of the X (formerly known as Twitter) Official Partner Program. There can be no assurance that X will maintain this program in its current form or at all and any change to the program, our access or the terms of our membership, including pricing, may have a negative impact on our business. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations.

Our business, cash flows or results of operations may be harmed if any data provider:

•changes, limits or discontinues our access to its APIs and data;
•modifies its terms of service or other policies, including fees charged or restrictions on us or application developers;
•changes or limits how customer information and other data is accessed by us or our customers;
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

Social media and the software industry are each subject to rapid technological change, evolving industry standards and practices and changing customer and user needs, requirements, tastes and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. A significant example of these changes is the rapid advancement of artificial intelligence (“AI”) technologies. If we are unable to develop and sell new products that satisfy our customers and provide enhancements and new features for our existing platform and products that keep pace with the rapid change in social media and the software industry, our revenue and operating results could be adversely affected. Our platform must also integrate with a variety of network, hardware, browser, mobile and software platforms, and technologies, and we must continuously modify and enhance our products to adapt to changes and innovation in these technologies. If new technologies emerge or our competitors are able to deliver solutions at lower prices or more efficiently, conveniently or securely, such technologies or solutions could adversely affect our ability to compete.

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

For each of the years ended December 31, 2023, 2022 and 2021, we derived 28% of our revenue from customers located outside of the United States. We are continuing to expand our international operations as part of our growth strategy. However, there are a variety of risks and costs associated with our international sales and operations, which include making investments prior to the proven adoption of our products, the cost of conducting our business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our platform and products will be accepted in international markets by potential customers. We believe our ability to attract new customers to subscribe to our platform or to attract existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited international sales force capacity, we may be unable to grow in international markets effectively.

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

As more of our sales efforts target larger enterprise customers, our sales cycle may become longer and more expensive and we may encounter increased pricing pressure and compliance challenges.

As we continue to target more of our sales efforts toward larger enterprise customers, we expect to face continued heightened costs, longer sales cycles, greater competition and less predictability in completing some of our sales. A large customer’s decision to use our services may require broad consensus within their organization, requiring multiple levels of sign off. Such sales require considerable time for the customer to evaluate and test our platform prior to making a purchasing decision. In addition, we may face stronger competition to attract larger customers, resulting in the need to reduce our pricing or offer additional incentives in order to complete a sale. Also, such customers may require greater levels of education regarding the use and benefits of our services, as well as addressing concerns regarding data privacy and security obligations, and international law. As a result of these factors, these sales opportunities may require us to devote greater resources to individual customers, driving up costs and time required to complete sales and diverting our resources to a smaller number of larger transactions. If we fail to effectively manage these risks associated with sales cycles and sales to larger enterprise customers, our business, financial condition, and results of operations may be harmed.

Technological advances in AI may in the future disrupt the social media industry, which could significantly reduce the demand for our services or otherwise adversely impact our business or reputation if we are unable to successfully keep pace and navigate this evolving environment.

Our failure to invest in AI technologies and incorporate them into various facets of our business and product offerings in a timely, effective and compliant manner may place us at a competitive disadvantage, reducing demand for our offerings and adversely affecting our business, financial condition and results of operations. Our competitors may more effectively internally utilize AI, enabling their business to run more efficiently than Sprout, placing us at a competitive disadvantage, and they may better incorporate AI into their product offerings, negatively impacting demand for our products.

AI advances have the potential to enable the development of alternative competitive services or enable our customers to reduce or bypass the use of our services, such as a reduction of seats used by our customers. If any of our customers, social network partners, competitors or new market entrants were to develop algorithms or other AI tools capable of replicating or better competing against our services, our services and solutions could, over time, become obsolete or unnecessary, or demand for our services could be significantly reduced, particularly if any such AI alternative proved to be more accurate, more efficient or more cost-effective. Any widespread automation of our services could have a material adverse effect on our business, financial condition and results of operations.

We use machine learning and AI technologies in our business, and we are making investments in expanding AI capabilities in our products, services and tools, including improving existing and developing new AI technologies. However, AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The proliferation of new and emerging AI technologies, such as generative AI, may require additional investment in the development of proprietary datasets and machine learning models, new approaches and processes to provide attribution or remuneration to creators of training data and appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses if we decide to further expand AI technologies in our product offerings.

The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, confidentiality or security risks, ethical concerns, legal liability or other complications that could adversely affect our business, reputation and financial results. For example, our employees and personnel may use AI technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Furthermore, AI technologies incorporated into our product offerings may use algorithms, datasets or training methodologies that may be flawed or contain deficiencies that may be difficult or impossible to proactively detect which, in turn, may suggest content that is factually inaccurate, biased or otherwise flawed.

If our customers or others rely on or use such content to their detriment, it may lead to adverse outcomes, which may expose us to reputational harm, competitive harm or legal liability. Additionally, the use of certain AI technologies, including generative AI, may place our and our customers’ information at risk if adequate security measures are not employed. Further, the intellectual property ownership and license rights, including copyright and open source license liability, surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation.

Furthermore, AI is subject to data privacy and security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing AI, including the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI technologies and machine learning. These obligations may make it harder for us to conduct our business using AI technologies and machine learning, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies and machine learning, or prevent or limit our use of AI technologies and machine learning. For example, the U.S. Fair Trade Commission (“FTC”) has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI technologies and machine learning where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies and machine learning or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

Additionally, any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI technologies and machine learning platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI technologies and machine learning models. Additionally, where an AI technologies and machine learning model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.

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

We were incorporated in 2010 and we introduced our first solution in 2011. Since then, our business has grown rapidly and evolved significantly. Many of the key features of our platform and products have only launched in the past few years. As a result of the rapid growth and evolution of our business, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. As such, any predictions about our future revenue and expenses may not be as accurate as they could be with longer operating history in the enterprise segment, with our current product set, due to our acquisition of Tagger or if we operated in a more predictable market. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have a history of losses and may not achieve profitability in the future.

We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $66.4 million, $50.2 million and $28.7 million in 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $292.4 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations.

Risks Related to the Use of Technology

Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively affect our business.

Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, content creators, our customers’ consumers or other social media audiences, the third-party technology platforms of other parties and our employees. A cybersecurity-related attack, malicious internet-based activity, online and offline fraud, and intrusion or disruption by either an internal or external source or other breach of the systems on which our platform and products operate, and on which our employees conduct business, could lead to unauthorized access to, use of, loss of or unauthorized disclosure of sensitive and confidential information, disruption of our services, and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair sales and harm our business. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), compromised accounts with elevated privileges (phishing), credential stuffing, credential harvesting, employee misconduct or error, theft or misuse, and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions) and attacks are now enhanced or facilitated by AI. Despite efforts designed to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We also cannot be certain that we will be able to prevent vulnerabilities in our software or quickly address vulnerabilities that we may become aware of in the future. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. As we rely on third-party cloud infrastructure and SaaS services, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of data and information. Any cybersecurity event, including any vulnerability in our software, cyberattack, intrusion or disruption, could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, and a decrease in customer and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident.

There can be no assurance that any limitation of liability provisions in our subscription agreements would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any claim related to a cybersecurity incident. We also cannot be sure that our existing general liability insurance coverage and coverage for cyber liability, errors, or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage of any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would harm our business.

Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data. In addition, some of our customers or other relevant stakeholders may require us to notify them of data security breaches. Such notifications are costly, and the notification or the failure to comply with such requirements could lead to adverse consequences Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, encourage consumers to restrict the sharing of their personal data with our customers or the social media networks, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could harm our business.

We rely upon third parties to operate our platform and any disruption of or interference with our use of such third party providers would adversely affect our business, results of operations and financial condition.

We outsource the majority of our cloud infrastructure to Amazon Web Services, or AWS, which hosts our platform and products. In addition, we outsource a small portion of our cloud infrastructure to other provider, which, together with AWS, we refer to as our Hosting Providers. Our customers must have the ability to access our platform at any time, without interruption or degradation of performance. Our Hosting Providers runs their own platform upon which our platform and products depend, and we are, therefore, vulnerable to service interruptions at our Hosting Providers. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of our Hosting Providers, is compromised, our platform or products are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. We note that our ability to conduct security audits on our Hosting Providers is limited and our contracts do not contain strong indemnification terms in our favor. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through our Hosting Providers or an alternative provider of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from our Hosting Providers may adversely affect our ability to meet our customers’ requirements.

The substantial majority of the services we use from AWS are for cloud-based server capacity, storage, and, to a lesser extent, certain other proprietary offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple availability zones and regions. We access AWS infrastructure through standard internet protocol, or IP, connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. If any of the AWS data centers become unavailable to us without sufficient advance notice, we would likely experience delays in delivering our platform and products until we could migrate to an alternate data center provider. Our disaster recovery program contemplates transitioning our platform and products to our backup data centers or regions in the event of a catastrophe, but we have not yet fully tested the procedure, and our platform and products may be unavailable, in whole or in part, during any transition procedure. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses (including research and development expenses) in arranging alternative cloud infrastructure services.

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

We rely on a third-party subscription management platform to process the subscription plans and billing frequencies of our customers. In addition, we rely primarily on a single third party for credit card payment processing services for the portion of our customers paying by credit card. If any of these third-party vendors were to experience an interruption, delay or outages in service and availability, we may be unable to process new and renewing subscriptions or credit card payments. In addition, if any of these third-party vendors experience a cybersecurity breach affecting data related to services provided to us, we could experience reputational damage or incur liability. Although alternative providers may be available to us, we may incur significant expense and research and development efforts to deploy any alternative providers. To the extent there are disruptions in our or third-party subscription and payment processing systems, we could experience revenue loss, accounting issues and harm to our reputation and customer relationships, which would adversely affect our business and results of operations.

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

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in the markets in which we operate depends on a number of factors, including the cost, performance, and perceived value associated with our platforms and those of our competitors. Even if the markets in which we compete meet the size estimates, our business could fail to grow at similar rates. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth. For more information regarding the estimates of market opportunity and the forecasts of market growth, see “Business—Our Industry”.

The market in which we operate is competitive, and if we do not compete effectively, our operating results could be harmed.

The market for our social media management platform is fragmented, rapidly evolving, and competitive. In addition to competing with comprehensive social media management platforms with diverse capabilities, we compete with point solutions for sentiment monitoring, influencer marketing, compliance, social listening, content management and distribution, employee advocacy, relationship management and social commerce, among others, as well as native use of individual social media networks. To remain competitive, we must deliver features and functionality that enhance the utility of our platform to our new and prospective customers, without the presence of software defects, adapt to changing functionality and APIs of the social media networks and other third party platforms, maintain and develop integrations with third parties that provide value to our customers, ensure our platform and products are easy to use and deliver value to our customers, provide a superior customer success and support experience and demonstrate value to our current and prospective customers across multiple functions within their organizations. We may not be successful in delivering on some or all of the foregoing or doing so while maintaining competitive pricing of our platform and products, which could result in customer dissatisfaction and adversely affect our business.

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

In the ordinary course of business, we collect and process personal data, including proprietary and confidential business data, intellectual property, and other third-party data. For example, we process personal data about our customers’ consumers, content creators, and other social media users that interact with our customers’ social media pages. Our data collection and processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. While we contractually prohibit our customers from using our platform to process, store, or collect sensitive information (such as personal health information or credit card information), our customers may breach these use prohibitions and cause us to inadvertently violate laws, rules, or regulations regarding the use and protection of personal data, which in turn may adversely impact our business.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the CCPA imposes certain obligations on businesses and service providers with respect to collecting and processing personal data of consumers, business representatives, and employees who are California residents. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents with certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance of up to $7,500 per violation. In addition, the CPRA amends and expands the CCPA and establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which increases the risk of an enforcement action. Other states, like Virginia, Colorado, and Oregon, have also enacted or proposed data privacy laws that may differ from the CCPA. If we are or become subject to these laws and/or new or amended data privacy laws, the risk of enforcement actions against us could increase because we may be subject to additional obligations under applicable regulatory frameworks, and the number of individuals or entities that could initiate actions against us may increase, in addition to further complicating our compliance efforts.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR, UK GDPR, and laws in Switzerland generally restrict the transfer of personal data to countries that these jurisdictions consider to not provide an adequate level of personal data protection. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. As our platform and products evolve and the ways we use personal data change to meet the complex needs of our customer base, we continue to become subject to additional privacy and security obligations. Even if we believe we have satisfied compliance requirements in our activities, regulators may disagree with our compliance posture and issue high penalties and fines for noncompliance. Additionally, our sales cycles may increase due to increasingly rigorous privacy and security assessments that must be completed prior to purchasing our platform and products as a result of increased regulation. Preparation for and compliance with these obligations require us to devote significant resources (including, without limitation, financial and time-related resources). For example, the increased consumer control over the sharing of their personal data afforded by the CCPA may affect our customers’ ability to share such personal data with us or may require us to delete or remove consumer information from our records or data sets, which may result in considerable costs for our organization. Further, these obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model or our products. For example, social media networks (which are integral third-party services to our platform) are under heightened scrutiny from international regulators as well as individuals seeking to bring claims for alleged non-compliance. If the interpretation or application of data privacy or security laws or regulations adversely impact social media networks, this may change the APIs and data made available to us from the social media networks. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party that processes personal data on our behalf to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on collecting or processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our platform and services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

The public’s increasing concerns about data privacy and the use of social media may negatively affect the use or popularity of social media networks, and, in turn, adversely affect our business. For example, negative publicity surrounding particular forums of social media may have an adverse effect on our customers’ and prospective customers’ perceived value of our solution and willingness to purchase subscriptions or expand such subscriptions to more users or additional departments across their organizations. Similarly, enhanced scrutiny may lead to an increase in regulation of social media, which in turn could change the data or the manner in which data is shared by social media networks to social media management providers and other developers. Any change to the data we receive from social media networks or other third parties may negatively affect the functionality of our platform and products.

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

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary and confidential data, including personal data and intellectual property. We may rely upon third party service providers and technologies to operate critical business systems to process confidential and personal data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may inadvertently share or receive sensitive information with or from third parties.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our platform) or the third-party information technology systems that support us and our services. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

Our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems (including our platform) could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Furthermore, the stock markets and software and technology stocks have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies, as recently illustrated by the impact on stock markets from shifting macroeconomic conditions. These broad market and industry fluctuations may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The dual class structure of our common stock and the existing ownership of capital stock by our Co-Founders have the effect of concentrating voting control with our Co-Founders for the foreseeable future, which will limit the ability of our other investors to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2023, our outstanding Class B common stock represented approximately 58.7% of the voting power of our outstanding capital stock. In addition, as a result of our dual class stock, the holders of Class B common stock, our Co-Founders, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders will control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, sale of assets or other major corporate transaction for the foreseeable future. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. This control may adversely affect the market price of our Class A common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2023, we had 49,241,563 shares of Class A common stock outstanding and 6,994,196 shares of Class B common stock outstanding.

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

As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards of approximately $64.8 million and $12.5 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

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

We also rely on unpatented proprietary technology that is only protected to the extent that it is kept secret from and not independently developed by others. To protect our trade secrets and other proprietary technology and information, we have entered into confidentiality agreements with most of our employees and consultants. We cannot assure you that these agreements will provide meaningful protection against unauthorized use, misappropriation or unlawful disclosure of such trade secrets, know-how or other proprietary technology information. In addition, the rapid adoption of AI software has made it increasingly difficult to keep proprietary information secret. If we are unable to maintain the proprietary nature of our technologies and information, our business, financial condition and results of operations could be harmed.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high levels of inflation, high interest rates and uncertainty about economic stability. For example, ongoing overseas conflict has created volatility in the global capital markets, including disruptions of the global supply chain and energy markets. In addition, high levels of inflation and other macroeconomic pressures in the United States and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us, our customers, partners or other third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of global geopolitical tension or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. High levels of inflation can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, high inflation also could increase our customers’ operating costs, which could result in reduced social media budgets for our customers and potentially less demand for our platform and products. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

Any investment, business relationship or acquisition, including our acquisitions of Repustate in January 2023 and Tagger Media in August 2023, may result in unforeseen operating difficulties and expenditures or business liabilities. In particular, we may encounter difficulties integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if key personnel of the acquired company choose not to work for us, the acquired platform, products or services are not easily adapted to work with our platform or products or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management and research and development attention that would otherwise be available for development of our existing platform and products. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized, we may be exposed to unknown risks or liabilities. Furthermore, our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed.

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
•encounter additional legal and compliance risk and expenses;
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

We entered into the Credit Agreement with the lenders named therein and MUFG Bank, LTD. as administrative agent and collateral agent, in August 2023, which provides for a $100 million senior secured credit facility.

As of December 31, 2023, we had $55 million in secured indebtedness outstanding under the Credit Agreement. This substantial level of debt could have important consequences to our business, including, but not limited to:

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

Our ability to comply with these restrictive and financial covenants can be impacted by events beyond our control and we may be unable to do so. The Credit Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, the administrative agent, at the direction of the lenders, could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. In addition, the administrative agent would have the right to proceed against the assets we provided as collateral pursuant to the Credit Agreement. If the debt under our Credit Agreement were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay such debts, which would have an immediate adverse effect on our business, liquidity, and financial condition.

We depend largely on the continued service of our senior management and other key employees, the loss of any of whom could adversely affect our business, results of operations and financial condition.

Our future performance depends on the continued service and contributions of our senior management and other key employees to execute on our business plan, to develop our platform and products, to attract and retain customers and to identify and pursue strategic opportunities. The loss of service of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our Co-Founder, Chairman and Chief Executive Officer, Justyn Howard and President, Ryan Barretto. The replacement of any of our senior management personnel would likely involve significant time and costs, and such loss could adversely affect our revenue, business, results of operations and financial condition.

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

We have funded our operations since inception primarily through sales of equity securities, bank loans and subscription payments by our customers for use of our platform and products. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our platform or products or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Changing macroeconomic conditions, including high interest rates and volatility in the capital markets, exacerbate this risk. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
As a cloud service provider, Sprout Social believes keeping data secure is important and takes steps designed to do so.
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical infrastructure, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our employees and customers (“Information Systems and Data”).
Sprout Social maintains an overarching security program comprised of several teams including (1) Security Operations, (2) Information Technology, (3) Application Security, (4) Infrastructure Security, and (5) Governance, Risk, and Compliance. Together, these teams help identify, assess and manage the Company’s cybersecurity threats and risks using various methods including, for example, internal and external audits, automated and manual tools, threat assessments for internal and external threats, software and services that identify cybersecurity threats, third party threat assessments, a vulnerability management policy and program, incident response exercises, and, evaluating threats reported to us through an external bug bounty program.
Our security program is designed to align with the ISO 27001 (International Organization for Standardization) standard, incorporates elements from the National Institute of Standards and Technology (NIST), and is regularly reviewed and audited by independent external third-party auditors. Depending on the environment, as part of our security program, we have implemented and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, a general information security policy, incident response plan and incident response policy, data classification, protection, retention, and destruction policy, server protection and logging standards, vulnerability management program, vendor selection and security standard, business continuity and disaster recovery plan, employee onboarding, offboarding, and access escalation policy, risk management and audit policy, regular penetration testing of certain networks, maintaining industry recognized certifications, cybersecurity insurance, and dedicated cybersecurity staff.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and identified in the Company’s risk register. Also, the security team works with management to identify, discuss, and prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. In addition, we use third-party service providers to assist us from time to time in reviewing our policies, standards and procedures, identifying and assessing material risks from cybersecurity threats, and making recommendations to improve our security program including for example professional services firms, external legal counsel, penetration testing firms, cybersecurity consultants, and cybersecurity software providers.
We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and other types of third-party service providers for critical business operations. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the section of our risk factors titled, “Risks Related to the Use of Technology.”
Governance
Our overarching security program, enterprise-wide cybersecurity strategy, risk management program, and related security policies, standards, and processes are managed by the Vice President of Information Technology, Security, and Compliance and the Chief Technology Officer. They are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s business strategy, communicating key priorities to relevant personnel, approving budgets, preparing for cybersecurity incidents, approving cybersecurity policies, and reviewing internal and external security assessments and other security-related reports. They also report on our risk management program, overall security posture, progress on maturing the security program, and new or emerging risks to senior management and the Board of Directors as applicable and on a regular basis.
Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board of Directors is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management based on predefined criteria, including, for example, to our Vice President of Information Technology, Security, and Compliance, General Counsel, and CTO. Senior managers work with the Company’s incident response team to help the Company mitigate and remediate certain cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the Board of Directors, regulators, and law enforcement for certain cybersecurity incidents.
Item 2. Properties
Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 128,000 square feet of office space pursuant to a lease that expires in 2028. We also have office locations in Seattle, Washington; Dublin, Ireland; and Santa Monica, California. These offices are leased, and we do not own any real property.
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
Holders of Record
As of February 16, 2024, we had 5 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
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
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
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
•2023 — Acquired influencer marketing leader Tagger Media for $140 million, named to the 2023 Fortune Best Workplaces in Technology List, recognized by G2 as a leader across 138 companies and as the 3rd highest rated software by G2, recognized by Great Place to Work as a Best Workplace in Chicago and Best Workplace for Millennials and announced a continued strategic partnership with X (formerly known as Twitter).
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
We generated revenue of $333.6 million, $253.8 million and $187.9 million during the years ended December 31, 2023, 2022, and 2021, respectively, representing growth of 31% in 2023 and 35% in 2022. In 2023, software subscriptions contributed 99% of our revenue. We generated net losses of $66.4 million, $50.2 million, and $28.7 million during the years ended December 31, 2023, 2022, and 2021, respectively. Our net losses include stock-based compensation expense of $67.7 million, $47.7 million and $21.7 million in the years ended December 31, 2023, 2022, and 2021, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
Macroeconomic Conditions
As a company with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, high levels of inflation, high interest rates, ongoing overseas conflict, volatility in the capital markets and related market uncertainty. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. Given the importance of our technology platform and heightened market awareness of social media as a strategic communications channel, these factors have not had a material adverse impact on our operational and financial performance to date. However, the potential implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, introduce additional uncertainty.
Our current and prospective customers are impacted by worsening macroeconomic conditions to varying degrees. We are continuing to monitor for potential future direct and indirect impacts on our business and results of operations.
Acquisition of Tagger Media, Inc.
On August 2, 2023, we completed our acquisition of all the outstanding equity of Tagger Media, Inc. (“Tagger”), for a total preliminary purchase consideration of $144 million. We acquired Tagger in order to expand into the influencer marketing category. Tagger’s platform enables marketers to discover influencers, plan and manage campaigns, analyze competitor strategies, report on trends and measure return on investment. We funded the purchase consideration with a combination of cash on hand and $75 million borrowed under the Facility (defined below), which is further described in Note 8 - Revolving Line of Credit of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report).
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
We have included the financial results of Tagger in our consolidated financial statements from the date of acquisition. The impact of Tagger’s financial results following the date of acquisition were not significant to Sprout’s consolidated financial statements. Refer to Note 4 - Business Combinations of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for further discussion.
Acquisition of Repustate, Inc.
On January 19, 2023, we completed the acquisition of Repustate, Inc. for a total final purchase consideration of approximately $8.3 million, consisting of approximately $6.8 million in cash paid at the closing time of the acquisition and a holdback of $1.5 million in cash to be paid as purchase consideration after the one-year anniversary of the closing of the acquisition, assuming no claims by the Company against the holdback amount for post-closing purchase price adjustments or indemnification matters. The purchase price holdback was paid in full in January 2024.
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The allocation of fair value of purchase consideration was finalized in the fourth quarter of 2023, and there were no material changes to the fair value of assets acquired and liabilities assumed, as previously reported.
The Repustate acquisition has increased our power, breadth and automation of social listening, messaging, and customer care capabilities with added sentiment analysis, natural language processing (NLP) and artificial intelligence (AI). We have included the financial results of Repustate in our condensed consolidated financial statements from the date of acquisition. The impact of Repustate’s financial results following the date of acquisition were not significant to Sprout’s consolidated financial statements. Refer to Note 4 - Business Combinations of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for further discussion.

Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 31,000 customers. In November 2022, we announced a price increase. For the year ended December 31, 2023, as compared to the year ended December 31, 2022, this price increase contributed to an increase in our average revenue per customer. While our total number of customers decreased over this same period, our number of customers contributing over $10,000 in ARR and $50,000 in ARR increased. We expect this trend to continue as we remain focused on our most sophisticated customers.
We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new ARR for the year divided by one minus the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of 2023 and 2022, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them. This calculation assumes the actual subscription renewal rate for the period will remain consistent in future years. While we believe this assumption is reasonable based on our historic data and experience, subscription renewal rates may vary year-to-year, and the lifetime value of our customers may decline or fluctuate between periods. Moreover, our sales and marketing expense reflects the amortization of sales commissions, which are deferred and amortized over a three-year period in accordance with GAAP. If all sales commissions incurred in the year were expensed and not amortized, the result would not have a material impact on the lifetime value of our customers. See “—Key Business Metrics—ARR” for more information on how we define and calculate ARR.
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
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, because we believe this metric reflects our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net retention rate for the years ended December 31, 2023 and 2022 was 107% and 109%, respectively. Our dollar-based net retention rate excluding our SMB customers for the years ended December 31, 2023 and 2022 was 111% and 116%, respectively.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the year ended December 31, 2023 was approximately 28% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia, the Philippines and Poland to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of December 31,
	2023	2022
Number of customers	31,320	34,390

ARR
We define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period. We believe ARR is an indicator of the scale of our entire platform while mitigating fluctuations due to seasonality and contract term.

	As of December 31,
	2023	2022
	(in thousands)
ARR	$385,219	$296,601

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

	As of December 31,
	2023	2022
Number of customers contributing more than $10,000 in ARR	8,689	6,652

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

	As of December 31,
	2023	2022
Number of customers contributing more than $50,000 in ARR	1,399	972

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
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expense related to the Facility and is offset by interest income earned on our cash and investment balances.

Other Expense, Net
Other expense, net consists of foreign currency transaction gains and losses.
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

	Years Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue
Subscription	$330,458	$251,213	$185,726
Professional services and other	3,185	2,615	2,133
Total revenue	333,643	253,828	187,859
Cost of revenue(1)
Subscription	75,076	58,767	45,791
Professional services and other	1,192	1,091	997
Total cost of revenue	76,268	59,858	46,788
Gross profit	257,375	193,970	141,071
Operating expenses
Research and development(1)	79,550	61,436	40,049
Sales and marketing(1)	168,091	123,695	84,182
General and administrative(1)	79,011	60,515	44,929
Total operating expenses	326,652	245,646	169,160
Loss from operations	(69,277)	(51,676)	(28,089)
Interest expense	(2,754)	(153)	(300)
Interest income	7,021	2,535	259
Other expense, net	(768)	(580)	(361)
Loss before income taxes	(65,778)	(49,874)	(28,491)
Income tax (benefit) expense	649	366	211
Net loss	$(66,427)	$(50,240)	$(28,702)

_______________
(1)Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$3,224	$2,491	$1,062
Research and development	18,478	11,280	4,039
Sales and marketing	30,116	23,066	10,636
General and administrative	15,886	10,901	5,993
Total stock-based compensation	$67,704	$47,738	$21,730

	Years Ended December 31,
	2023	2022	2021

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%
Professional services and other	1%	1%	1%
Total revenue	100%	100%	100%
Cost of revenue
Subscription	23%	23%	24%
Professional services and other	—%	—%	1%
Total cost of revenue	23%	24%	25%
Gross profit	77%	76%	75%
Operating expenses
Research and development	24%	24%	21%
Sales and marketing	50%	49%	45%
General and administrative	24%	24%	24%
Total operating expenses	98%	97%	90%
Loss from operations	(21)%	(21)%	(15)%
Interest expense	(1)%	—%	—%
Interest income	2%	1%	—%
Other expense, net	—%	—%	—%
Loss before income taxes	(20)%	(20)%	(15)%
Income tax (benefit) expense	—%	—%	—%
Net loss	(20)%	(20)%	(15)%
Note: Certain amounts may not sum due to rounding

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenue

	Years Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$330,458	$251,213	$79,245	32%
Professional services and other	3,185	2,615	570	22%
Total revenue	$333,643	$253,828	$79,815	31%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 31% versus the prior year and customers contributing over $50,000 in ARR grew 44% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$75,076	$58,767	$16,309	28%
Professional services and other	1,192	1,091	101	9%
Total cost of revenue	76,268	59,858	16,410	27%
Gross profit	$257,375	$193,970	$63,405	33%
Gross margin
Total gross margin	77%	76%

The increase in cost of subscription revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the following:

Change
(in thousands)
Data provider fees	$11,016
Personnel costs	1,929
Stock-based compensation expense	733
Amortization of intangible assets	1,175
Other	1,456
Subscription cost of revenue	$16,309
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 9% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the Tagger acquisition.
Operating Expenses
Research and Development

	Years Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$79,550	$61,436	$18,114	29%
Percentage of total revenue	24%	24%

The increase in research and development expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$10,461
Stock-based compensation expense	7,198
Other	455
Research and development	$18,114
Personnel costs increased primarily as a result of increased headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. During the year ended December 31, 2023, we increased headcount within our engineering team by 19%. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Years Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$168,091	$123,695	$44,396	36%
Percentage of total revenue	50%	49%
The increase in sales and marketing expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$34,237
Stock-based compensation expense	7,050
Advertising	597
Other	2,512
Sales and marketing	$44,396
Personnel costs increased primarily as a result of a 15% increase in headcount as we continue to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year-over-year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in other expense was driven by internal training costs and other general marketing costs.
General and Administrative

	Years Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$79,011	$60,515	$18,496	31%
Percentage of total revenue	24%	24%

The increase in general and administrative expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the following:

Change
(in thousands)
Personnel costs	$5,194
Stock-based compensation expense	4,985
Acquisition-related costs	4,272
Amortization of intangible assets	1,327
Credit losses on accounts receivable	1,219
Accounting fees	771
Other	728
General and administrative	$18,496
Personnel costs and stock-based compensation expense increased primarily as a result of an 18% increase in headcount as we continue to grow our business. Acquisition-related costs increased due to the acquisition of Tagger on August 2, 2023. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the Tagger acquisition. The increase in credit losses on accounts receivable was primarily driven by higher accounts receivable balances.
Interest Income (Expense), Net

	Years Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Interest income (expense), net	$4,267	$2,382	$1,885	79%
Percentage of total revenue	1%	1%

The increase in interest income (expense), net was primarily driven by higher interest income from the Company’s marketable securities due to higher interest rates, partially offset by higher interest expense from the revolving line of credit.
Other Expense, Net

	Years Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other expense, net	$(768)	$(580)	$(188)	32%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.

Income Tax (Benefit) Expense

	Years Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Income tax (benefit) expense	$649	$366	$283	77%
Percentage of total revenue	—%	—%

The change in income tax (benefit) expense was due to higher earnings in foreign jurisdictions.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenue

	Years Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$251,213	$185,726	$65,487	35%
Professional services and other	2,615	2,133	482	23%
Total revenue	$253,828	$187,859	$65,969	35%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
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
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 5% increase in headcount as we continued to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was due to the increased headcount.
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
Personnel costs increased primarily as a result of a 43% increase in headcount as we continued to expand our sales teams to grow our customer base, as well as additional sales commission expense due to the year over year sales growth, which increased the amortization of contract acquisition costs. The increase in stock-based compensation expense was due to the increased headcount and awards granted to our President.
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

Personnel costs increased primarily as a result of a 26% increase in headcount as we continued to grow our business and operate as a publicly traded company. The increase in stock-based compensation expense was due to the increased headcount. The increase in credit losses on accounts receivable was primarily driven by higher accounts receivable balances. The remaining increase was driven by various expenses related to overhead and operating as a publicly traded company.
Interest Income (Expense), Net

	Years Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income (expense), net	$2,382	$(41)	$2,423	n/m(1)
Percentage of total revenue	1%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in interest income (expense), net was primarily driven by the increased investment in marketable securities and higher interest rates.
Other Expense, Net

	Years Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other expense, net	$(580)	$(361)	$(219)	n/m
Percentage of total revenue	—%	—%
The decrease in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Years Ended December 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax expense	$366	$211	$155	73%
Percentage of total revenue	—%	—%

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
Non-GAAP Gross Profit
We define non-GAAP gross profit as GAAP gross profit, excluding stock-based compensation expense and amortization expense associated with the acquired developed technology from the Tagger acquisition. We believe non-GAAP gross profit provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation and amortization expense, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP gross profit to exclude amortization expense associated with the acquired developed technology from the Tagger acquisition.

	Year Ended December 31,
	2023	2022	2021
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross Profit	$257,375	$193,970	$141,071
Stock-based compensation expense	3,224	2,491	1,062
Amortization of acquired developed technology	1,175	—	—
Non-GAAP gross profit	$261,774	$196,461	$142,133
Non-GAAP Operating Income (Loss)
We define non-GAAP operating income (loss) as GAAP loss from operations, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition. We believe non-GAAP operating income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses and amortization expense, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP operating income (loss) to exclude acquisition-related expenses in connection with our acquisition of Tagger and amortization expense associated with the acquired intangible assets from the Tagger acquisition.

	Year Ended December 31,
	2023	2022	2021
Reconciliation of Non-GAAP operating income (loss)	(dollars in thousands)
Loss from operations	$(69,277)	$(51,676)	$(28,089)
Stock-based compensation expense	67,704	47,738	21,730
Acquisition-related expenses	$4,272	—	—
Amortization of acquired intangible assets	$2,022	—	—
Non-GAAP operating income (loss)	$4,721	$(3,938)	$(6,359)
Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition. We believe non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses and amortization expense, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP net income (loss) to exclude acquisition-related expenses in connection with our acquisition of Tagger and amortization expense associated with the acquired intangible assets from the Tagger acquisition.

	Year Ended December 31,
	2023	2022	2021
Reconciliation of Non-GAAP net income (loss)	(dollars in thousands)
Net loss	$(66,427)	$(50,240)	$(28,702)
Stock-based compensation expense	67,704	47,738	21,730
Acquisition-related expenses	4,272	—	—
Amortization of acquired intangible assets	2,022	—	—
Non-GAAP net income (loss)	$7,571	$(2,502)	$(6,972)
Non-GAAP Net Income (Loss) per Share
We define non-GAAP net income (loss) per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition. We believe non-GAAP net income (loss) per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses and amortization expense, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP net income (loss) per share to exclude acquisition-related expenses in connection with our acquisition of Tagger and amortization expense associated with the acquired intangible assets from the Tagger acquisition.

	Year Ended December 31,
	2023	2022	2021
Reconciliation of Non-GAAP net income (loss) per share
Net loss per share attributable to common shareholders, basic and diluted	$(1.19)	$(0.92)	$(0.53)
Stock-based compensation expense per share	1.22	0.87	0.40
Acquisition-related expenses	0.08	—	—
Amortization of acquired intangible assets	0.03	—	—
Non-GAAP net income (loss) per share	$0.14	$(0.05)	$(0.13)

Non-GAAP Free Cash Flow
Non-GAAP free cash flow is a non-GAAP financial measure that we define as net cash used in operating activities less expenditures for property and equipment, acquisition-related costs and interest. We believe that non-GAAP free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash used in our core operations that, after the expenditures for property and equipment, acquisition-related costs and interest, is available to be used for strategic initiatives. For example, if non-GAAP free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of non-GAAP free cash flow is that it does not reflect our future contractual obligations. Additionally, non-GAAP free cash flow does not represent the total increase or decrease in our cash balance for a given period. In 2023, we revised our definition of non-GAAP free cash flow to exclude payments related to acquisition-related costs associated with our acquisition of Tagger and cash paid for interest on our revolving line of credit.

	Year Ended December 31,
	2023	2022	2021
Reconciliation of non-GAAP free cash flow	(dollars in thousands)
Net cash provided by operating activities	$6,456	$10,668	$14,817
Expenditures for property and equipment	(2,073)	(1,824)	(926)
Acquisition-related costs	4,272	—	—
Interest paid on credit facility	1,588	—	—
Non-GAAP free cash flow	$10,243	$8,844	$13,891

Liquidity and Capital Resources
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $49.8 million, marketable securities of $48.3 million, and net accounts receivable of $63.5 million. Historically, we have generated losses from operations and negative cash flows from operations, as evidenced by our accumulated deficit and statement of cash flows. However, during the years ended December 31, 2023, 2022 and 2021, we generated positive cash flows from operations. We expect to continue to incur operating losses and may have negative operating cash flows for the foreseeable future as we continue to grow the business. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial and other factors that are beyond our control, such as rising inflation rates and a potential recession. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
Prior to our IPO in December 2019, we financed our operations primarily through private issuance of equity securities and line of credit borrowings. In our IPO, we received net proceeds of $134.3 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.2 million. We subsequently received an additional $10.0 million of net proceeds after deducting underwriting discounts and commissions in January 2020 as a result of the over-allotment option exercise by the underwriters of our IPO. In August 2020, we received $42.1 million of net proceeds from our equity follow-on offering after deducting underwriting discounts and commissions. As described below, in August 2023, we borrowed $75 million under the Facility in connection with the Tagger acquisition. Our principal uses of cash in recent periods have been to fund operations, pay for acquisitions, and invest in marketable securities and capital expenditures.

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
Credit Agreement
On August 1, 2023, we entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Facility”), maturing on August 1, 2028. Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes.
Borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Credit Agreement), subject to certain terms and conditions under the Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. As of December 31, 2023, the borrowings under the Facility were designated as SOFR Loans. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s liquidity.
The Credit Agreement includes customary conditions to credit extensions, affirmative and negative covenants, and customary events of default. In addition, the Credit Agreement contains financial covenants as to (i) minimum liquidity, requiring the maintenance, at all times and measured at the end of each fiscal quarter, of cash and cash equivalents of not less than the greater of (x) $30 million and (y) 30% of the total revolving commitments, and (ii) minimum recurring revenue growth, requiring recurring revenue growth for the trailing four fiscal quarter period, measured at the end of each fiscal quarter, of not less than 115% of the actual recurring revenue for the same period in the prior fiscal year. As of December 31, 2023, we were in compliance with the covenants in the Credit Agreement.

On August 1, 2023, we borrowed $75 million under the Credit Agreement in connection with the Tagger acquisition. As of December 31, 2023, $55 million remains outstanding under the Credit Agreement. Refer to Note 8 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for further discussion.

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$6,456	$10,668	$14,817
Net cash used in investing activities	(86,635)	(37,672)	(22,118)
Net cash provided by (used in) financing activities	53,957	(193)	(100)
Net decrease in cash, cash equivalents and restricted cash	$(26,222)	$(27,197)	$(7,401)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the years ended December 31, 2023, 2022 and 2021, we generated positive cash flows from operations.
Net cash provided by operating activities during the year ended December 31, 2023 was $6.5 million, which resulted from a net loss of $66.4 million adjusted for non-cash charges of $101.8 million and net cash outflow of $28.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $67.7 million of stock-based compensation expense, $6.7 million of depreciation and intangible asset amortization expense, $26.6 million for amortization of deferred contract acquisition costs, which were primarily commissions, $2.4 million for credit losses on accounts receivable and $1.6 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $40.5 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $27.0 million increase in gross accounts receivable and a $3.5 million decrease in operating lease liabilities. These outflows were partially offset by a $41.9 million increase in deferred revenue.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $86.6 million, which was primarily due to $145.6 million paid for the acquisitions of Tagger and Repustate and $63.1 million in purchases of marketable securities, partially offset by $124.2 million in proceeds from the maturities and sale of marketable securities.
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
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 was $54.0 million, primarily driven by $75.0 million in borrowings under the Facility and $2.3 million of proceeds under our employee stock purchase plan, partially offset by $20.0 million in repayments of the Facility, $2.4 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards and $1.0 million in issuance costs related to the Facility.
Net cash used in financing activities for the year ended December 31, 2022 was $0.2 million, primarily driven by $1.9 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, offset by $1.7 million of proceeds under our employee stock purchase plan.
Net cash used in financing activities for the year ended December 31, 2021 was $0.1 million, primarily driven by $1.6 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards and other financing related costs, offset by $1.7 million in proceeds from the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act. See Note 16 to our audited consolidated financial statements for more information regarding the disgorgement.
Contractual Obligations
As of December 31, 2023, we have $55 million outstanding under the Credit Agreement, which matures on August 1, 2028. Refer to Note 8 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for further discussion.
As of December 31, 2023, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of December 31, 2023, the total obligation for operating leases was $21.7 million, of which $4.9 million is expected in the next twelve months. As of December 31, 2023, our purchase commitment for primarily data and services was $11.9 million, of which $6.3 million is expected in the next twelve months. See

Note 6 and Note 11 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for more information regarding these obligations.
Recent Accounting Pronouncements
Refer to section titled “Recently Adopted Accounting Pronouncements” in Note 1 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for more information.
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
The significant accounting policies used in the preparation of our audited financial statements are discussed in Note 1 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report). The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve a greater degree of judgment and complexity. By their nature, these judgments and estimates are subject to an inherent degree of uncertainty. Although we believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied, actual results could differ from our estimates.
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
In both December 2020 and October 2021, we granted 120,000 restricted stock units to our President requiring both the satisfaction of a service condition and a performance condition prior to vesting. For each of these awards, the performance condition was considered probable at the grant date and the awards have been recognized as compensation expense over their respective requisite service periods. In 2023 and 2022, we recognized $5.2 million and $6.4 million, respectively, of stock-based compensation expense in relation to these awards.
Business Combinations
We account for acquisitions using the acquisition method of accounting, which requires assigning the fair value of purchase consideration to the assets acquired and liabilities assumed at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill.
When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of revenue growth rates, customer attrition rate, discount rate, royalty rate, obsolescence rate and total operating expenses.
During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Item 7A. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $49.8 million as of December 31, 2023, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $48.3 million which were invested in investment-grade corporate bonds, commercial paper, U.S. Treasury securities, agency securities and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of December 31, 2023, we had $55 million in secured indebtedness outstanding under the Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. Refer to Note 8 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report).
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in Canadian dollars. Sales denominated in Canadian dollars reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Decreases in the relative value of the U.S. dollar to the Canadian dollar may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to the Canadian dollar would have a material effect on operating results.
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

Item 8. Financial Statements and Supplementary Data

Sprout Social, Inc.
Consolidated Financial Statements
As of December 31, 2023 and 2022 and for the Years Ended December 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sprout Social, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sprout Social, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Tagger Media, Inc., from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Tagger Media, Inc. from our audit of internal control over financial reporting. Tagger Media, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Subscription Revenue

As described in Note 1 to the consolidated financial statements, the Company generates revenues from subscriptions to the Company’s web-based social media management platform under a software-as-a-service model. The Company’s subscriptions can range from monthly to one-year or multi-year arrangements and are generally non-cancellable. The Company’s customers do not have the right to take possession of the online software solution. The Company commences revenue recognition when control of these products is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for such products. The Company’s subscription revenue was $330.5 million for the year ended December 31, 2023.

The principal considerations for our determination that performing procedures relating to revenue recognition – subscription revenue is a critical audit matter are the high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s subscription revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the subscription revenue recognition process, including controls over the recording of subscription revenue when control is transferred to the customer. These procedures also included, among others, (i) testing, on a sample basis, the completeness, accuracy and occurrence of subscription revenue recognized by obtaining and inspecting source documents, such as invoices, customer agreements, and cash receipts from customers, where applicable; and (ii) testing a sample of outstanding customer invoice balances as of December 31, 2023 by obtaining and inspecting source documents, such as invoices, customer agreements, and subsequent cash receipts from customers, where applicable.

Acquisition of Tagger Media, Inc. – Valuation of Acquired Technology and Customer Relationships

As described in Note 4 to the consolidated financial statements, on August 2, 2023, the Company completed the acquisition of Tagger Media, Inc. for net consideration of $144 million. Of the acquired intangible assets, $14.1 million of acquired technology and $12.4 million of customer relationships were recorded. Fair value is estimated by management using a multi-period excess-earnings method for customer relationships and a relief from royalty method for acquired technology. When determining the fair value of the intangible assets, management makes significant estimates and assumptions. Management applied judgment which involved the use of the assumptions with respect to revenue growth rates, customer attrition rate, royalty rate, obsolescence rate and total operating expenses.

The principal considerations for our determination that performing procedures relating to the valuation of acquired technology and customer relationships acquired in the acquisition of Tagger Media, Inc. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the acquired technology and customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the royalty rate, total operating expenses, and customer attrition rate for customer relationships and revenue growth rates, royalty rate, and obsolescence rate for acquired technology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired technology and customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the acquired technology and customer relationships acquired; (iii) evaluating the appropriateness of the relief from royalty and multi-period excess earnings methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the relief from royalty and multi-period excess earnings methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to the royalty rate, total operating expenses, and customer attrition rate for customer relationships and revenue growth rates, royalty rate, and obsolescence rate for acquired technology. Evaluating management's assumptions related to revenue growth rates for acquired technology and total operating expenses for customer relationships involved considering (i) the current and past performance of Tagger Media, Inc.; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty and multi-period excess earnings methods and (ii) the reasonableness of the royalty rate and obsolescence rate used in the valuation of the acquired technology and the royalty rate and customer attrition rate used in the valuation of the customer relationships.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2024
We have served as the Company’s auditor since 2018.

Sprout Social, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$49,760	$79,917
Marketable securities	44,645	92,929
Accounts receivable, net of allowances of $2,177 and $1,789 at December 31, 2023 and 2022, respectively	63,489	35,833
Deferred commissions	27,725	20,369
Prepaid expenses and other assets	10,324	6,418
Total current assets	195,943	235,466
Marketable securities, noncurrent	3,699	12,995
Property and equipment, net	11,407	11,949
Deferred commissions, net of current portion	26,240	19,638
Operating lease, right-of-use asset	8,729	9,503
Goodwill	121,404	2,299
Intangible assets, net	28,065	2,006
Other assets, net	1,098	64
Total assets	$396,585	$293,920
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,933	$4,988
Deferred revenue	140,536	95,740
Operating lease liability	3,948	3,499
Accrued wages and payroll related benefits	18,362	14,257
Accrued expenses and other	11,260	14,322
Total current liabilities	181,039	132,806
Revolving credit facility	55,000	—
Deferred revenue, net of current portion	920	490
Operating lease liability, net of current portion	15,083	18,287
Other noncurrent liabilities	351	—
Total liabilities	252,393	151,583
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 52,133,594 and 49,241,563 shares issued and outstanding, respectively, at December 31, 2023; 50,413,415 and 47,562,911 shares issued and outstanding, respectively, at December 31, 2022	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 7,201,140 and 6,994,196 shares issued and outstanding, respectively, at December 31, 2023; 7,667,376 and 7,460,432 shares issued and outstanding, respectively, at December 31, 2022	1	1
Additional paid-in capital	471,789	401,419
Treasury stock, at cost	(35,113)	(32,733)
Accumulated other comprehensive loss	(77)	(369)
Accumulated deficit	(292,412)	(225,985)
Total stockholders’ equity	144,192	142,337
Total liabilities and stockholders’ equity	$396,585	$293,920
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue
Subscription	$330,458	$251,213	$185,726
Professional services and other	3,185	2,615	2,133
Total revenue	333,643	253,828	187,859
Cost of revenue
Subscription	75,076	58,767	45,791
Professional services and other	1,192	1,091	997
Total cost of revenue	76,268	59,858	46,788
Gross profit	257,375	193,970	141,071
Operating expenses
Research and development	79,550	61,436	40,049
Sales and marketing	168,091	123,695	84,182
General and administrative	79,011	60,515	44,929
Total operating expenses	326,652	245,646	169,160
Loss from operations	(69,277)	(51,676)	(28,089)
Interest expense	(2,754)	(153)	(300)
Interest income	7,021	2,535	259
Other expense, net	(768)	(580)	(361)
Loss before income taxes	(65,778)	(49,874)	(28,491)
Income tax (benefit) expense	649	366	211
Net loss	$(66,427)	$(50,240)	$(28,702)
Net loss per share attributable to common shareholders, basic and diluted	$(1.19)	$(0.92)	$(0.53)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	55,664,404	54,611,616	53,768,301
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(66,427)	$(50,240)	$(28,702)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities, net of tax	292	(369)	—
Comprehensive loss	$(66,135)	$(50,609)	$(28,702)
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Voting Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2020	53,266,472	$5	$328,343	3,006,448	$(29,206)	$—	$(147,043)	$152,099
Exercise of stock options	62,955	—	37					37
Stock-based compensation expense			21,730					21,730
Issuance of common stock from settlement of equity awards	824,344	—						—
Taxes paid related to net share settlement of equity awards				19,952	(1,618)			(1,618)
Proceeds from disgorgement of stockholder short-swing profits			1,664					1,664
Net loss							(28,702)	(28,702)
Balances at December 31, 2021	54,153,771	5	351,774	3,026,400	(30,824)	—	(175,745)	145,210
Exercise of stock options	41,045	—	16					16
Stock-based compensation expense			47,906					47,906
Issuance of common stock from settlement of equity awards	793,023	—						—
Taxes paid related to net share settlement of equity awards				31,048	(1,909)			(1,909)
Issuance of common stock in connection with employee stock purchase plan	35,504		1,723					1,723
Other comprehensive loss, net of tax						(369)		(369)
Net loss							(50,240)	(50,240)
Balances at December 31, 2022	55,023,343	5	401,419	3,057,448	(32,733)	(369)	(225,985)	142,337
Exercise of stock options	30,000	—	29					29
Stock-based compensation expense			68,002					68,002
Issuance of common stock from settlement of equity awards	1,122,902	—						—
Taxes paid related to net share settlement of equity awards				41,527	(2,380)			(2,380)
Issuance of common stock in connection with employee stock purchase plan	59,514		2,339					2,339
Other comprehensive gain, net of tax						292		292
Net loss							(66,427)	(66,427)
Balances at December 31, 2023	56,235,759	$5	$471,789	3,098,975	$(35,113)	$(77)	$(292,412)	$144,192
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(66,427)	$(50,240)	$(28,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	3,137	2,859	2,991
Amortization of line of credit issuance costs	86	30	188
Amortization of premium (accretion of discount) on marketable securities	(3,203)	(625)	736
Amortization of acquired intangible assets	3,541	1,039	1,043
Amortization of deferred commissions	26,582	18,638	12,175
Amortization of right-of-use operating lease asset	1,553	1,035	673
Stock-based compensation expense	67,704	47,738	21,731
Provision for accounts receivable allowances	2,418	1,199	614
Changes in operating assets and liabilities
Accounts receivable	(26,982)	(11,549)	(8,920)
Prepaid expenses and other current assets	444	(125)	3,465
Deferred commissions	(40,540)	(30,328)	(23,113)
Accounts payable and accrued expenses	(226)	7,051	8,502
Deferred revenue	41,918	26,878	25,589
Lease liabilities	(3,549)	(2,932)	(2,155)
Net cash provided by operating activities	6,456	10,668	14,817
Cash flows from investing activities
Expenditures for property and equipment	(2,073)	(1,824)	(926)
Payments for business acquisition, net of cash acquired	(145,636)	—	—
Purchases of marketable securities	(63,085)	(189,962)	(109,552)
Proceeds from maturity of marketable securities	118,621	154,114	88,360
Proceeds from sale of marketable securities	5,538	—	—
Net cash used in investing activities	(86,635)	(37,672)	(22,118)
Cash flows from financing activities
Borrowings from line of credit	75,000	—	—
Repayments of line of credit	(20,000)	—	—
Payments for line of credit issuance costs	(1,031)	(23)	(183)
Proceeds from exercise of stock options	29	16	37
Proceeds from employee stock purchase plan	2,339	1,723	—
Proceeds from disgorgement of stockholders short-swing profits	—	—	1,664
Employee taxes paid related to the net share settlement of stock-based awards	(2,380)	(1,909)	(1,618)
Net cash provided by (used in) financing activities	53,957	(193)	(100)
Net decrease in cash and cash equivalents	(26,222)	(27,197)	(7,401)

Cash, cash equivalents, and restricted cash

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Beginning of year	79,917	107,114	114,515
End of year	$53,695	$79,917	$107,114
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$49,760	$79,917	$107,114
Restricted cash, included in prepaid expenses and other assets	3,935	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$53,695	$79,917	$107,114
Supplemental cash flow information
Cash paid for interest	$1,588	$62	$111
Cash paid for income taxes	$735	$211	$127

Supplemental disclosure of noncash investing and financing activities
ROU asset obtained in exchange for operating lease liability	$795	$1,079	$—
Capital expenditures incurred but not yet paid	$137	$—	$4
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

value. Interest earned on cash and cash equivalents is recorded as interest income in the consolidated statement of operations.
Restricted Cash
As of December 31, 2023 and 2022, the Company’s restricted cash balance was $3.9 million and nil, respectively. Restricted cash represents cash that is held as collateral in relation to the Company’s letters of credit that are required as security for the Company’s office leases and reserves held by the Company’s credit card processor. Restricted cash is included in Prepaid expenses and other current assets within the consolidated balance sheets.
Marketable Securities
Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury securities, asset-backed securities, and agency securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair values. Unrealized gains and losses for the available-for-sale debt securities that are unrelated to credit loss factors are recorded in accumulated other comprehensive income (loss), or AOCI. As of December 31, 2023 and 2022, the Company’s AOCI balance was insignificant. Unrealized losses determined to be credit-related are recorded as Other (expense) income, net in the consolidated statements of operations and comprehensive loss and as an allowance for credit losses on Marketable securities on the consolidated balance sheet. As of December 31, 2023 and 2022, the gross unrealized gains and losses on available-for-sale debt securities were immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities.
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
If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Amounts are charged against the allowance for credit losses once collection efforts are unsuccessful. Credit losses on accounts receivable were $2.4 million, $1.2 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The allowance for credit losses was $2.2 million and $1.8 million as of December 31, 2023 and 2022, respectively. The activity related to the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Balance at December 31, 2020	$1,428
Additions	614
Write-offs, net of recoveries	(744)
Balance at December 31, 2021	$1,298
Additions	1,199
Write-offs, net of recoveries	(708)
Balance at December 31, 2022	1,789
Additions	2,418
Write-offs, net of recoveries	(2,030)
Balance at December 31, 2023	$2,177
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and marketable securities. The Company's cash and cash equivalents are generally held with large financial institutions. Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2023, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has credit risk regarding trade accounts receivable as the Company generally does not require collateral. Allowances are maintained for potential credit losses. As of December 31, 2023 and 2022, there were no individual customers that accounted for more than 10% of the Company’s total revenue or net accounts receivable.
The Company’s marketable securities consist of investment-grade corporate bonds, commercial paper, U.S. Treasury securities, asset-backed securities, and agency securities. The Company limits the amount of investments in any single issuer and believes that, as of December 31, 2023, its concentration of credit risk related to marketable securities was not significant.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

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
The Company has a single reporting unit. If the Company concludes that it is more-likely-than-not that its single reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed. For the quantitative assessment, the fair value of the Company’s reporting unit is compared with the carrying amount of net assets, including goodwill, related to the reporting unit. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit. The Company did not record any impairment loss during the years ended December 31, 2023, 2022 and 2021.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, which includes property and equipment and intangible assets, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the anticipated future undiscounted cash flows that the asset is expected to generate. If that comparison indicates that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any impairment loss during the years ended December 31, 2023, 2022 and 2021.
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
Sales Commissions
Sales force commissions are considered incremental costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts with new customers and for expansion of contracts with existing customers. Commissions are not paid on customer renewals. Sales commissions are deferred and amortized on a straight-line basis over a period of benefit of three years, as determined by the Company. The Company determined the three-year period by taking into consideration the products sold, expected customer life, expected contract renewals, technology life cycle and other factors. Amortization expense is included as a component of sales and marketing expense. Deferred commissions during the year ended December 31, 2023 increased $14.0 million as a result of deferring incremental costs of obtaining contracts with customers of $40.5 million, which was offset by $26.6 million of amortization. Deferred commissions during the year ended December 31, 2022 increased $11.7 million as a result of deferring incremental costs of obtaining contracts with customers of $30.3 million, which was offset by $18.6 million of amortization. The Company periodically reviews the deferred sales commissions for impairment and noted no impairment loss for the years ended December 31, 2023, 2022 and 2021.
Cost of Revenues
Cost of revenues primarily consist of expenses related to hosting the Company’s service and providing support to customers, depreciation associated with computers and hardware and amortization expense related to acquired developed technologies that directly benefit sales. These expenses are comprised of hosted data center global costs, fees paid to third-party data providers and personnel-related costs directly associated with cloud infrastructure and customer support, including salaries, benefits, bonuses and allocated overhead. Overhead associated with facilities and information technology is allocated to cost of revenue and operating expenses based on headcount.
Advertising Costs
Advertising costs primarily include online advertising on search engines. Advertising costs are expensed as incurred and included as a component of sales and marketing expenses. The Company incurred approximately $5.1 million, $4.4 million and $4.5 million in advertising costs during the years ended December 31, 2023, 2022 and 2021, respectively.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The ASU requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). ASU 2021-08 is effective for the Company’s fiscal year beginning January 1, 2023, and interim periods within that fiscal year, and should be applied on a prospective basis. Early adoption is permitted. The Company adopted the ASU as of January 1, 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures for significant segment expenses. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The ASU is effective for the Company’s fiscal year beginning January 1, 2025, and interim periods thereafter, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The ASU will be effective for the Company beginning with its annual report for the year ending December 31, 2025 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
2.Revenue Recognition
Disaggregation of Revenue
The Company provides disaggregation of revenue based on geographic region in Note 12 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) and based on the subscription versus professional services and other classification on the consolidated statements of operations and comprehensive loss, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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
The balance of deferred revenue, including current and non-current balances, as of December 31, 2023 and 2022 were $141.5 million and $96.2 million, respectively. For the year ended December 31, 2023, the additions to our deferred revenue balance were due to $375.6 million of additional invoicing and $3.2 million and $0.1 million of deferred revenue acquired from the Tagger and Repustate acquisitions, respectively, which was offset by $333.6 million of revenue recognized during the same period. Deferred revenue during the year ended December 31, 2022, increased $26.9 million as a result of $280.7 million of additional invoicing which was offset by $253.8 million of revenue recognized during the same period. The amount of revenue recognized during the years ended December 31, 2023 and 2022 that was included in deferred revenue at the beginning of each period was $94.4 million and $68.6 million, respectively.
As of December 31, 2023, including amounts already invoiced and amounts contracted but not yet invoiced, $275.0 million of revenue is expected to be recognized from remaining performance obligations, of which 72% is expected to be recognized in the next 12 months, 21% is expected to be recognized in the subsequent 12 months and the remainder thereafter.
3.Property and Equipment
As of the dates specified below, property and equipment consisted of the following (in thousands):

	As of December 31,
	2023	2022
Leasehold improvements	$18,336	$18,308
Furniture and fixtures	4,114	4,015
Computer equipment and hardware	4,539	4,528
Internal-use software	2,165	774
Total property and equipment	29,154	27,625
Less: Accumulated depreciation and amortization	(17,747)	(15,676)
Total property and equipment, net	$11,407	$11,949
The Company recognized depreciation and amortization expense on property and equipment of $3.1 million, $2.9 million and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
4.Business Combinations
Tagger Media, Inc.
On August 2, 2023, the Company completed its acquisition of all the outstanding equity of Tagger Media, Inc. (“Tagger”), an influencer marketing and social intelligence platform. The Company acquired Tagger in order to expand into the influencer marketing category. Tagger’s platform enables marketers to

Sprout Social, Inc.
Notes to Consolidated Financial Statements

discover influencers, plan and manage campaigns, analyze competitor strategies, report on trends and measure return on investment.
The Company acquired Tagger for a total preliminary purchase consideration of $144 million in cash, which incorporates the impact of various customary adjustments such as working capital, cash and indebtedness.
The Company funded the purchase consideration with a combination of cash on hand and $75 million borrowed under the revolving credit facility further described in Note 8 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report). For the year ended December 31, 2023, the Company incurred $4.3 million acquisition-related costs which primarily related to advisory and legal costs, and were recorded within General and administrative expense in the consolidated statements of operations.
The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is primarily attributable to expanded market opportunities from integrating the acquired developed technologies with the Company’s offerings. Goodwill is not deductible for income tax purposes.
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. These estimates are based on preliminary information and may be subject to further revision as additional information is obtained during the measurement period, which may last up to 12 months from the date of the acquisition. The primary area that remains preliminary as of December 31, 2023 relates to income taxes. The Company expects to finalize the fair value measurements as soon as practicable, but not later than 12 months from the date of acquisition.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

August 2, 2023
Cash and cash equivalents	$4,648
Accounts receivable	2,979
Other current and noncurrent assets	932
Intangible assets	27,800
Accounts payable, accrued expenses and other liabilities	(1,758)
Deferred revenue	(3,243)
Net assets acquired, excluding Goodwill	31,358
Goodwill	112,494
Total consideration	$143,852
Cash and cash equivalents acquired	(4,648)
Cash paid for acquisition of business, net of cash acquired	$139,204
There have been no significant measurement period adjustments following the date of acquisition.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
The fair values of the acquired technology and the trademark identified intangible assets were determined utilizing the relief from royalty method under the income approach. The fair values of the customer relationships were valued using the multi-period excess-earnings method. The Company applied judgment which involved the use of the assumptions with respect to revenue growth rates, customer attrition rate, discount rate, royalty rate, obsolescence rate and total operating expenses.
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
	$27,800
The Company has included the financial results of Tagger in its consolidated financial statements from the date of acquisition. Separate financial results and pro forma financial information for Tagger have not been presented as the effect of this acquisition was not material to the Company’s financial results.
Repustate, Inc.
On January 19, 2023, the Company completed the acquisition of all the outstanding equity of Repustate, Inc. The acquisition has increased the Company’s power, breadth and automation of social listening, messaging, and customer care capabilities with added sentiment analysis, natural language processing (NLP) and artificial-intelligence (AI).
The total final purchase consideration for the acquisition was approximately $8.3 million, consisting of approximately $6.8 million in cash paid at the closing of the acquisition and a holdback of $1.5 million in cash to be paid as purchase consideration after the one-year anniversary of the closing of the acquisition, assuming no claims by the Company against the holdback amount for post-closing purchase price adjustments or indemnification matters. The purchase price holdback was paid in full in January 2024.
The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is primarily attributable to expected post-acquisition synergies from integrating the technology into Sprout’s platform. The goodwill is not deductible for income tax purposes.
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The allocation of fair value of purchase consideration was finalized in the fourth quarter of 2023, and there were no material changes to the fair value of assets acquired and liabilities assumed, as previously reported.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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
The following table summarizes the estimated fair values (in thousands) and estimated useful lives for the identifiable intangible assets acquired as of the acquisition date:

	Fair Value	Expected Useful Life
Customer Relationships	$200	1 year
Acquired Technology	1,600	5 years
	$1,800
The Company has included the financial results of Repustate in its consolidated financial statements from the date of acquisition. Separate financial results and pro forma financial information for Repustate have not been presented as the effect of this acquisition was not material to the Company’s financial results.
Goodwill
The changes in the carrying amount of goodwill during the year ended December 31, 2023 were as follows (in thousands):

Goodwill balance as of December 31, 2022	$2,299
Addition - acquisition of Tagger	112,494
Addition - acquisition of Repustate	6,611
Goodwill balance as of December 31, 2023	$121,404

Sprout Social, Inc.
Notes to Consolidated Financial Statements

5.Intangible Assets
As of the dates specified below, intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Customer relationships	19,900	7,300
Acquired Technology	15,700	—
Trademark	1,300	—
	36,900	7,300
Less: Accumulated amortization
Customer relationships	(7,259)	(5,294)
Acquired Technology	(1,468)	—
Trademark	(108)	—
	(8,835)	(5,294)
Intangible assets, net	$28,065	$2,006

The change in the gross carrying amount of intangible assets for the year ended December 31, 2023 is related to the acquisitions of Tagger and Repustate. Refer to Note 4 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report).
Intangible assets are all finite-lived and are being amortized on a straight-line basis over their expected useful lives. Amortization of intangible assets totaled $3.5 million, $1.0 million, and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The expected future amortization of intangible assets as of December 31, 2023 is summarized as follows (in thousands):

Years Ending December 31,	Amortization Expense
2024	6,153
2025	5,171
2026	5,171
2027	5,171
2028	3,595
Thereafter	2,804
$28,065

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted-Average Amortization Period (in years)
Customer relationships	7
Acquired Technology	5
Trademark	5
All Intangible Assets	6
6.Operating Leases
The Company has operating lease agreements for offices in Chicago, Illinois, Seattle, Washington, Santa Monica, California, and Dublin, Ireland. The Chicago lease expires in January 2028, the Seattle lease expires in January 2031, the Santa Monica lease expires in January 2025, and the Dublin lease expires in June 2025. These operating leases require escalating monthly rental payments ranging from approximately $14,000 to $280,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
On August 2, 2023, upon completion of the acquisition of Tagger, the Company assumed an operating lease for an office suite located in Santa Monica, California. Refer to Note 4 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for further discussion. The right-of-use assets and operating lease liabilities that the Company assumed with the Santa Monica lease were not significant.
During the fourth quarter of 2023, the Company reassessed the term of the Dublin office lease and determined it was reasonably certain to not exercise its option to early terminate the lease. As a result of this determination, the Company remeasured the operating lease liability and associated right-of-use asset based on an expected expiration date of June 2025.
The following table provides a summary of operating lease assets and liabilities as of December 31, 2023 (in thousands):

Assets
Operating lease right-of-use assets	$8,729
Liabilities
Operating lease liabilities	3,948
Operating lease liabilities, non-current	15,083
Total operating lease liabilities	$19,031

Operating lease expense for the year ended December 31, 2023, 2022, and 2021 was $2.7 million, $2.3 million and $2.0 million, respectively. Variable lease costs for the year ended December 31,

Sprout Social, Inc.
Notes to Consolidated Financial Statements

2023, 2022 and 2021 was $3.6 million, $3.5 million and $3.3 million, respectively. Cash payments related to operating leases for the year ended December 31, 2023, 2022 and 2021 were $8.2 million, $7.7 million and $6.7 million, respectively. There was no sublease rental income recognized for any of the periods presented.
As of December 31, 2023, the weighted-average remaining lease term is 4.9 years and the weighted-average discount rate is 5.5%.
Remaining maturities of operating lease liabilities as of December 31, 2023 are as follows (in thousands):

Years ending December 31,
2024	$4,873
2025	4,503
2026	4,298
2027	4,392
2028	1,277
Thereafter	2,326
Total future minimum lease payments	$21,669
Less: imputed interest	(2,638)
Total operating lease liabilities	$19,031

7.Income Taxes
The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(64,497)	$(49,177)	$(27,097)
Foreign	(1,281)	(697)	(1,394)
Loss before income taxes	$(65,778)	$(49,874)	$(28,491)

Sprout Social, Inc.
Notes to Consolidated Financial Statements

There is no provision for domestic income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. In 2023, 2022, and 2021, the Company recognized an immaterial provision related to foreign income taxes.
A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023		2022		2021
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Federal statutory income tax	$(13,813)	21.00%	$(10,474)	21.00%	$(5,983)	21.00%
State income tax, net of federal tax benefit	(2,423)	3.68	(1,863)	3.74	(1,024)	3.59
Foreign tax	(75)	0.11	43	(0.09)	(91)	0.32
Section 162(m) limitation	1,693	(2.57)	2,371	(4.75)	2,591	(9.09)
Other	304	(0.46)	687	(1.38)	516	(1.72)
Valuation allowance net of deferred tax assets	18,389	(27.96)	12,075	(24.21)	16,485	(57.86)
Stock-based compensation	2,051	(3.12)	(2,412)	4.84	(11,865)	41.64
R&D Credit	(6,100)	9.27	—	—	—	—
Acquisitions	603	(0.92)	—	—	—	—
Return to provision	20	(0.03)	(61)	0.12	(418)	1.47
Effective income tax rate	$649	(1.0)%	$366	(0.7)%	$211	(0.7)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

Sprout Social, Inc.
Notes to Consolidated Financial Statements

purposes. Significant components of the Company’s deferred taxes at December 31, 2023 and 2022 are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$77,309	$66,912
Research & Development Costs	15,001	5,846
Operating lease liability	4,677	5,363
Stock-based compensation	6,073	4,622
Research & Development Credits	7,368	—
Other	1,892	1,644
Total deferred tax assets	112,320	84,387
Deferred tax liabilities
Depreciation and amortization	(7,727)	(1,986)
Deferred commissions and bonus	(13,261)	(9,849)
Operating lease right-of-use asset	(2,145)	(2,340)
Other	(823)	(940)
Total deferred tax liabilities	(23,956)	(15,115)
Less: Valuation allowance	(88,670)	(69,272)
Net deferred tax asset (liability)	$(306)	$—
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
The increase in the valuation allowance for deferred tax assets was approximately $19.4 million for the year ended December 31, 2023, $12.1 million for the year ended December 31, 2022, and $16.5 million for the year ended December 31, 2021. The increase in the valuation allowance was primarily due to the increase in the net operating loss deferred tax asset, the establishment of a deferred tax asset for research and development (R&D) credits, and the increase in the deferred tax asset for capitalized R&D costs.
The Company commissioned a multi-year R&D credit study in 2023, which was completed during the fourth quarter of 2023, and resulted in a favorable adjustment to the Company’s effective tax rate. None of the R&D credits have been utilized as of December 31, 2023. The recorded net carryover R&D credit as of December 31, 2023 expected to be utilized in future periods is $7.4 million (net of any reserves).
The Tax Cuts and Jobs Act (TCJA) of 2017 proposed changes to the Internal Revenue Code (IRC) section 174, which governs the treatment of R&D costs for tax purposes. The changes require

Sprout Social, Inc.
Notes to Consolidated Financial Statements

companies to capitalize R&D costs incurred after December 31, 2021. Under new IRC Section 174(c)(3), software development costs are treated as R&D expenditures. The Company has capitalized and amortized relevant software development costs under IRC section 174 and recorded a resulting deferred tax asset of $15.0 million as of December 31, 2023.
The Company elected to account for Global Intangible Low-Taxed Income (“GILTI”) as a current-period expense when incurred. Therefore, the Company has not recorded deferred taxes for basis differences expected to reverse in the future periods.
The Company has total tax effected net operating loss carryforwards for U.S. federal income tax purposes of approximately $64.8 million as of December 31, 2023, which begin to expire in 2031. The Company has total tax effected net operating loss carryforwards for U.S. state income tax purposes of approximately $12.5 million as of December 31, 2023, which begin to expire in 2031. The operating loss carryforwards may be limited due to a change in control in the Company’s ownership as defined by the Internal Revenue Code Sections 382. Any future changes in the Company’s ownership may limit the use of such carryforward benefits.
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
The total amount of uncertain tax positions as of December 31, 2023 and 2022 was $2.5 million and nil, respectively. The reconciliation of uncertain tax positions at the beginning and end of the years below is as follows (in thousands):

	As of December 31,
	2023	2022
Beginning balance	—	—
Gross increase (decrease) related to prior year positions	—	—
Gross decrease related to settlements	—	—
Gross increase related to current year positions	2,456	—
Ending balance	2,456	—
At December 31, 2023, approximately $2.5 million would reduce the Company’s annual effective tax rate, if recognized. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties related to uncertain tax positions are recorded as a component of income tax expense. In the years ended December 31, 2023, 2022, and 2021, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.
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
The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries. Unremitted earnings of foreign subsidiaries were immaterial at December 31, 2023.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

8.Revolving Line of Credit
On August 1, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Facility”), maturing on August 1, 2028. Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes. At December 31, 2023, the Company had an outstanding balance of $55 million under the Facility.
Borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Credit Agreement), subject to certain terms and conditions under the Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s liquidity. As of December 31, 2023, the borrowings under the Facility were designated as SOFR Loans and the interest rate in effect for the outstanding balance was approximately 8.23%.
Debt issuance costs associated with the Facility were recorded to Other assets, net within the consolidated balance sheets and are being amortized as interest expense on a straight-line basis over the term of the Facility.
The Credit Agreement includes customary conditions to credit extensions, affirmative and negative covenants, and customary events of default. The customary conditions also include restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants as to (i) minimum liquidity, requiring the maintenance, at all times and measured at the end of each fiscal quarter, of cash and cash equivalents of not less than the greater of (x) $30 million and (y) 30% of the total revolving commitments, and (ii) minimum recurring revenue growth, requiring recurring revenue growth for the trailing four fiscal quarter period, measured at the end of each fiscal quarter, of not less than 115% of the actual recurring revenue for the same period in the prior fiscal year. As of December 31, 2023, the Company was in compliance with the covenants in the Credit Agreement.

The Company is contingently liable under two standby letters of credit which are required as security for the Company’s current office leases (Note 6). At December 31, 2023, the Company had $2.7 million in secured letters of credit outstanding. At December 31, 2022, the Company had $2.7 million in unsecured letters of credit outstanding.

9.Stockholders’ Equity
Common Stock
As of December 31, 2023, the Company has authorized 1,000,000,000 shares of Class A common stock with a par value of $0.0001 per share and 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Each holder of Class A and Class B common stock shall be entitled to one and ten votes, respectively, for each share held as of the record date and shall be entitled to receive dividends, when, as and if declared by the Board of Directors. Each share of Class B common stock is convertible into one share of Class A common stock at any time and will convert automatically upon certain transfers and upon the earlier of (i) the first date on which the voting power of all then

Sprout Social, Inc.
Notes to Consolidated Financial Statements

outstanding shares of Class B common stock represents less than 10% of the combined voting power of all then outstanding shares of Class A common stock and Class B common stock, (ii) the date that is seven (7) years from the closing of the IPO on December 17, 2019 and (iii) the date specified by a vote of the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class. Following such conversion, each share of Class A common stock will have one vote per share and the rights of the holders of all outstanding shares of common stock will be identical. The total Class A and Class B common stock outstanding as of December 31, 2023 is 49,241,563 and 6,994,196 shares, respectively.
10.Incentive Stock Plan
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
The only awards granted as of December 31, 2023 are stock options and restricted stock units.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Stock-based Compensation Expense
    Stock-based compensation expense is included in the consolidated statement of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021

Cost of revenue	$3,224	$2,491	$1,062
Research and development	18,478	11,280	4,039
Sales and marketing	30,116	23,066	10,636
General and administrative	15,886	10,901	5,993
Total stock-based compensation expense	$67,704	$47,738	$21,730

For the periods presented, stock-based compensation expense consisted of expense from restricted stock units. There was no expense related to stock options.
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
The table below summarizes the activity regarding unvested restricted stock units for the year ended December 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	2,692,277	$62.71
Granted	2,613,736	50.75
Vested	(1,177,073)	55.77
Forfeited	(404,233)	59.27
Unvested at December 31, 2023	3,724,707	$56.89
The weighted-average grant date fair value per share for restricted stock units granted during the years ended December 31, 2023, 2022 and 2021 was $50.75, $64.17 and $85.69, respectively. The total unrecognized stock-based compensation expense relating to these awards as of December 31, 2023 was $182.9 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
At the end of 2015, the Company ceased issuing stock options.
The table below summarizes the stock option activity for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of period	57,010	$1.01	1.93	$3,161
Granted at fair value	—	—
Exercised	(30,000)	0.95
Forfeited	—	—
Outstanding at end of period	27,010	$1.08	1.05	$1,630
Options exercisable at December 31, 2023	27,010	$1.08	1.05	$1,630
The Company has computed the aggregate intrinsic value of amounts disclosed in the above table based on the difference between the original exercise price of the options and the estimated fair value of the Company’s common stock as of December 31, 2023.
The intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $1.8 million, $2.3 million and $5.7 million, respectively.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The following summarizes information about the Company’s options outstanding as of December 31, 2023:

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Term	Shares	Weighted- Average Remaining Contractual Term
		(in years)		(in years)
$0.70 - $1.08	27,010	1.05	27,010	1.05
	27,010		27,010

11.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Material contractual commitments as of December 31, 2023 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2024	$6,285
2025	4,046
2026	1,371
2027	236
2028	—
Thereafter	—
Total contractual obligations	$11,938

Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the year ended December 31, 2023.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the year ended December 31, 2023.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

12.Geographic Data
As described in the Summary of Significant Accounting Policies, the Company operates as one operating segment.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2023 and 2022, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 28% for each of the years ended December 31, 2023, 2022 and 2021. Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Americas	$262,290	$199,516	$148,241
EMEA	54,753	42,419	30,229
Asia Pacific	16,600	11,893	9,389
Total	$333,643	$253,828	$187,859
13.Net Loss per Share
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to common shareholders	$(66,427)	$(50,240)	$(28,702)
Weighted average common shares outstanding	55,664,404	54,611,616	53,768,301
Net loss per share, basic and diluted	$(1.19)	$(0.92)	$(0.53)

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	As of December 31,
	2023	2022	2021
Stock options outstanding	27,010	57,010	98,055
RSUs outstanding	3,724,707	2,692,277	1,999,930
Total potentially dilutive shares	3,751,717	2,749,287	2,097,985

Sprout Social, Inc.
Notes to Consolidated Financial Statements

14.Fair Value Measurements
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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$33,287	$—	$33,287
Corporate bonds	—	9,906	—	9,906
U.S. Treasury securities	—	495	—	495
U.S. agency securities	—	4,289	—	4,289
Asset-backed securities	—	367	—	367
Total assets	$—	$48,344	$—	$48,344

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$43,489	$—	$43,489
Corporate bonds	—	33,183	—	33,183
U.S. Treasury securities	—	14,145	—	14,145
U.S. agency securities	—	12,950	—	12,950
Asset-backed securities	—	2,157	—	2,157
Total assets	$—	$105,924	$—	$105,924

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
As of December 31, 2023 and December 31, 2022, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. There was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented
The following table classifies our marketable securities by contractual maturity (in thousands):

	December 31, 2023	December 31, 2022
Due in one year or less	$44,645	$92,929
Due after one year and within two years	3,699	12,995
Total	$48,344	$105,924
15.Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan for the benefit of its employees. The Company made matching contributions to the plan totaling $3.7 million, $2.8 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
16.Related Party Transactions
During the year ended December 31, 2021, the Company received $1.7 million in cash for the disgorgement of stockholder short-swing profits under Section 16(b) of the Exchange Act. The amount was recorded as an increase to additional paid-in capital on the consolidated balance sheet.

There were no related party transactions for the years ended December 31, 2023 and 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2023. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.
The Company completed its acquisition of Tagger Media, Inc. on August 2, 2023, as discussed in Note 4 - Business Combinations of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report). In accordance with guidance issued by the SEC for newly acquired businesses, management excluded Tagger from their assessment of internal control over financial reporting as of December 31, 2023. The financial results of this acquisition are included in the consolidated financial statements and constituted 2.0% of total assets and 1.8% of total revenues, respectively, at and for the year ended December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this annual report on Form 10-K.
Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule10b5-1 trading arrangement”.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference to the sections entitled “Board of Directors and Corporate Governance,” “Executive Officers” and “Delinquent Section 16 Reports” (if applicable) in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2023.

Our written code of business conduct and ethics, the Code of Ethics and Conduct, applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics and Conduct is available on our corporate website at https://www.investors.sproutsocial.com/ under “Corporate Governance – Governance Overview.” The information on our website is not incorporated by reference in this Annual Report. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Ethics and Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Ethics and Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.
Item 11. Executive Compensation
The information required by this item will be incorporated by reference to the sections entitled “Non-Employee Director Compensation,” “Board of Directors and Corporate Governance – Compensation Committee Interlocks and Inside Participation,” “Compensation Discussion and Analysis” and “Compensation of our Named Executive Officers” in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2023. The information in the section entitled “Compensation of our Named Executive Officers – Pay versus Performance” will not be deemed to be incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be incorporated by reference to the sections entitled “Board of Directors and Corporate Governance” and “Related Person Transactions” in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services
The information required by this item will be incorporated by reference to the section entitled “Fees Paid to the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2023.

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

10.5†	Sprout Social, Inc. 2016 Stock Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).
10.6†	Amendment to Sprout Social, Inc. 2016 Stock Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on October 25, 2019).
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

10.15†
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan, approved February 15, 2023 (Incorporated by reference to Exhibit 10.14 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.16†
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan, approved October 25, 2023 (Incorporated by reference to Exhibit 10.3 to Sprout Social’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.17†
Form of Non-Employee Director Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan (Incorporated by reference to Exhibit 10.19 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.18†
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

10.20†
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

10.22†	Side Letter, dated December 28, 2020, between the Registrant and Ryan Barretto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K filed on December 28, 2020).
10.23†	Side Letter, dated October 4, 2021, between the Registrant and Ryan Barretto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K filed on October 5, 2021).
10.24†
Amended and Restated Executive Employment Agreement, dated as of February 20, 2020, by and between the Registrant and Joe Del Preto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.25†
Amended and Restated Executive Employment Agreement, dated November 29, 2019, by and between the Registrant and Jamie Gilpin (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.26†
Executive Employment Agreement, dated January 1, 2016, by and between the Registrant and Aaron Rankin Incorporated by Reference to Exhibit 10.29 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.27†
Amendment to Executive Employment Agreement, dated February 20, 2020, by and between the Registrant and Aaron Rankin Incorporated by Reference to Exhibit 10.30 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.28
Form of Indemnification Agreement between Registrant and each director and executive officer (Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.29†
Sprout Social, Inc. 2023 Executive Severance Plan, approved November 1, 2023. (Incorporated by reference to Exhibit 10.4 to Sprout Social’s Quarterly Report on Form 10-K for the quarter ended September 30, 2023).

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	Certification Pursuant To Rule 13A-14(A) or 15D-14(A) Under The Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant To Rule 13A-14(A) or 15D-14(A) Under The Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Sprout Social, Inc. Incentive Compensation Recoupment Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Annual Report on Form 10-K, formatted as Inline XBRL (included in Exhibits 101).
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

SPROUT SOCIAL, INC.

By:	/s/ Justyn Howard
Name:	Justyn Howard
Title:	Chairman of the Board of Directors and Chief Executive Officer
Date:	February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Justyn Howard
Justyn Howard	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 23, 2024

/s/ Peter Barris
Peter Barris	Director	February 23, 2024

/s/ Steven Collins
Steven Collins	Director	February 23, 2024

/s/ Joe Del Preto
Joe Del Preto	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2024

/s/ Raina Moskowitz
Raina Moskowitz	Director	February 23, 2024

/s/ Aaron Rankin
Aaron Rankin	Director	February 23, 2024

/s/ Thomas Stanley
Thomas Stanley	Director	February 23, 2024

/s/ Karen Walker
Karen Walker	Director	February 23, 2024