Form 10-Q
period 2024-03-31
Sprout Social, Inc.
filed 2024-05-03
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of April 26, 2024, there were 49,817,372 shares and 6,720,638 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “explore,” “intend,” “long-term model,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these terms and similar expressions intended to identify forward-looking statements, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our most recent Annual Report on Form 10-K under Part I—Item 1A, “Risk Factors” and the risks and uncertainties related to the following:

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
•our ability to manage our substantial debt in a way that does not adversely affect our business; and
•the other factors set forth in our Annual Report filed with the United States Securities and Exchange Commission (“SEC” ) on Form 10-K under Part I—Item 1A, “Risk Factors.”

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$69,162	$49,760
Marketable securities	25,048	44,645
Accounts receivable, net of allowances of $1,820 and $2,177 at March 31, 2024 and December 31, 2023, respectively	50,417	63,489
Deferred commissions	14,783	27,725
Prepaid expenses and other assets	18,337	10,324
Total current assets	177,747	195,943
Marketable securities, noncurrent	994	3,699
Property and equipment, net	11,609	11,407
Deferred commissions, net of current portion	42,442	26,240
Operating lease, right-of-use assets	8,293	8,729
Goodwill	121,315	121,404
Intangible assets, net	26,495	28,065
Other assets, net	1,045	1,098
Total assets	$389,940	$396,585
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,735	$6,933
Deferred revenue	146,358	140,536
Operating lease liabilities	3,971	3,948
Accrued wages and payroll related benefits	16,891	18,362
Accrued expenses and other	9,452	11,260
Total current liabilities	182,407	181,039
Revolving credit facility	45,000	55,000
Deferred revenue, net of current portion	747	920
Operating lease liabilities, net of current portion	14,085	15,083
Other noncurrent liabilities	351	351
Total liabilities	242,590	252,393

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023

Commitments and contingencies (Note 7)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 52,689,738 and 49,774,624 shares issued and outstanding, respectively, at March 31, 2024; 52,133,594 and 49,241,563 shares issued and outstanding, respectively, at December 31, 2023	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 6,969,582 and 6,762,638 shares issued and outstanding, respectively, at March 31, 2024; 7,201,140 and 6,994,196 shares issued and outstanding, respectively, at December 31, 2023	1	1
Additional paid-in capital	489,969	471,789
Treasury stock, at cost	(36,589)	(35,113)
Accumulated other comprehensive loss	(48)	(77)
Accumulated deficit	(305,987)	(292,412)
Total stockholders’ equity	147,350	144,192
Total liabilities and stockholders’ equity	$389,940	$396,585
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Subscription	$95,789	$74,742
Professional services and other	995	470
Total revenue	96,784	75,212
Cost of revenue
Subscription	22,205	16,633
Professional services and other	223	242
Total cost of revenue	22,428	16,875
Gross profit	74,356	58,337
Operating expenses
Research and development	23,769	17,876
Sales and marketing	44,540	36,905
General and administrative	19,334	15,489
Total operating expenses	87,643	70,270
Loss from operations	(13,287)	(11,933)
Interest expense	(1,046)	(28)
Interest income	1,035	2,020
Other expense, net	(406)	(209)
Loss before income taxes	(13,704)	(10,150)
Income tax (benefit) expense	(129)	102
Net loss	$(13,575)	$(10,252)
Net loss per share attributable to common shareholders, basic and diluted	$(0.24)	$(0.19)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	56,344,242	55,176,425
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(13,575)	$(10,252)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities, net of tax	29	78
Comprehensive loss	$(13,546)	$(10,174)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2023	56,235,759	$5	$471,789	3,098,975	$(35,113)	$(77)	$(292,412)	$144,192
Stock-based compensation			18,180					18,180
Issuance of common stock from equity award settlement	301,503	—						—
Taxes paid related to net share settlement of equity awards				23,083	(1,476)			(1,476)
Other comprehensive gain (loss), net of tax						29		29
Net loss							(13,575)	(13,575)
Balances at March 31, 2024	56,537,262	$5	$489,969	3,122,058	$(36,589)	$(48)	$(305,987)	$147,350

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2022	55,023,343	$5	$401,419	3,057,448	$(32,733)	$(369)	$(225,985)	$142,337
Stock-based compensation			13,704					13,704
Issuance of common stock from equity award settlement	353,205	—						—
Taxes paid related to net share settlement of equity awards				17,301	(1,099)			(1,099)
Other comprehensive gain (loss), net of tax						78		78
Net loss							(10,252)	(10,252)
Balances at March 31, 2023	55,376,548	$5	$415,123	3,074,749	$(33,832)	$(291)	$(236,237)	$144,768

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(13,575)	$(10,252)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	887	708
Amortization of line of credit issuance costs	52	—
Amortization of premium (accretion of discount) on marketable securities	(223)	(882)
Amortization of acquired intangible assets	1,570	366
Amortization of deferred commissions	3,523	5,855
Amortization of right-of-use operating lease asset	436	355
Stock-based compensation expense	18,066	13,656
Provision for accounts receivable allowances	56	353
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	13,017	(1,148)
Prepaid expenses and other current assets	(7,670)	(4,098)
Deferred commissions	(6,783)	(7,757)
Accounts payable and accrued expenses	(2,865)	(1,589)
Deferred revenue	5,648	13,554
Lease liabilities	(975)	(837)
Net cash provided by operating activities	11,164	8,284
Cash flows from investing activities
Expenditures for property and equipment	(1,092)	(383)
Payments for business acquisition, net of cash acquired	(1,409)	(6,432)
Purchases of marketable securities	—	(30,078)
Proceeds from maturity of marketable securities	22,555	22,631
Proceeds from sale of marketable securities	—	5,571
Net cash provided by (used in) investing activities	20,054	(8,691)
Cash flows from financing activities
Repayments of line of credit	(10,000)	—
Employee taxes paid related to the net share settlement of stock-based awards	(1,476)	(1,099)
Net cash used in financing activities	(11,476)	(1,099)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,742	(1,506)
Cash, cash equivalents and restricted cash
Beginning of period	53,695	79,917
End of period	$73,437	$78,411
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$69,162	$78,411
Restricted cash, included in prepaid expenses and other assets	4,275	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$73,437	$78,411
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
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Company has prepared the unaudited condensed consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2023, and these unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full year or any future period. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain disclosures required by GAAP on an annual basis. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of May 3, 2024, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024. There have been no significant changes to these policies during the three months ended March 31, 2024, except as noted below.
Sales Commissions
Sales commissions earned by our sales force are considered incremental costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts with new customers and for expansion of contracts with existing customers. Commissions are not paid on customer renewals. Sales commissions are deferred and amortized on a straight-line basis over a period of benefit. The Company has historically estimated such period of benefit to be three years.
On an annual basis, the Company assesses the expected period of benefit by taking into consideration the products sold, mix of customers, expected customer life, expected contract renewals, technology life cycle and other factors. Based on the assessment performed during the first quarter of 2024, the Company updated the period of benefit from three years to five years. This change in accounting estimate was effective January 1, 2024 and is being accounted for prospectively in the condensed consolidated financial statements. The change in amortization period resulted in a $4.4 million reduction to sales and marketing expense, or an increase of $0.08 per share basic and diluted, for the three months ended March 31, 2024.
2.Revenue Recognition
Disaggregation of Revenue
The Company provides disaggregation of revenue based on geographic region in Note 8 - “Segment and Geographic Data” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) and based on the subscription versus professional services and other classification on the condensed consolidated statements of operations, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended March 31, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $62.0 million and $44.1 million, respectively.
As of March 31, 2024, including amounts already invoiced and amounts contracted but not yet invoiced, $290.0 million of revenue is expected to be recognized from remaining performance obligations, of which 73% is expected to be recognized in the next 12 months, with the remainder thereafter.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.Operating Leases
The Company has operating lease agreements for offices in Chicago, Illinois; Seattle, Washington; Santa Monica, California; and Dublin, Ireland. The Chicago lease expires in January 2028, the Seattle lease expires in January 2031, the Santa Monica lease expires in January 2025, and the Dublin lease expires in June 2025. These operating leases require escalating monthly rental payments ranging from approximately $14,000 to $280,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
The following table provides a summary of operating lease assets and liabilities as of March 31, 2024 (in thousands):

Assets
Operating lease right-of-use assets	$8,293
Liabilities
Operating lease liabilities	3,971
Operating lease liabilities, non-current	14,085
Total operating lease liabilities	$18,056
The following table provides information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023

Operating lease expense	$687	$648
Variable lease expense	856	893
Within the condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the three months ended March 31, 2024 and 2023 were $2.1 million and $2.0 million, respectively. As of March 31, 2024, the weighted-average remaining lease term is 4.7 years and the weighted-average discount rate is 5.5%.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Remaining maturities of operating lease liabilities as of March 31, 2024 are as follows (in thousands):

Years ending December 31,
2024	$3,653
2025	4,497
2026	4,298
2027	4,392
2028	1,277
Thereafter	2,326
Total future minimum lease payments	$20,443
Less: imputed interest	(2,387)
Total operating lease liabilities	$18,056

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
There is no provision for domestic income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2024, the Company recognized an immaterial tax benefit related to foreign income taxes.
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
5.Revolving Line of Credit
On August 1, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Facility”), maturing on August 1, 2028. Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes. At March 31, 2024, the Company had an outstanding balance of $45.0 million under the Facility.
Borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Credit Agreement), subject to certain terms and conditions under the Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

ranging from 1.75% to 2.25% based on the Company’s liquidity. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s liquidity. For the three months ended March 31, 2024, the borrowings under the Facility were designated as SOFR Loans and the interest rate in effect for the outstanding balance was approximately 8.2%.
Debt issuance costs associated with the Facility were recorded to Other assets, net within the condensed consolidated balance sheets and are being amortized as interest expense on a straight-line basis over the term of the Facility.
The Credit Agreement includes customary conditions to credit extensions, affirmative and negative covenants, and customary events of default. The customary conditions also include restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants as to (i) minimum liquidity, requiring the maintenance, at all times and measured at the end of each fiscal quarter, of cash and cash equivalents of not less than the greater of (x) $30 million and (y) 30% of the total revolving commitments, and (ii) minimum recurring revenue growth, requiring recurring revenue growth for the trailing four fiscal quarter period, measured at the end of each fiscal quarter, of not less than 115% of the actual recurring revenue for the same period in the prior fiscal year. As of March 31, 2024, the Company was in compliance with the covenants in the Credit Agreement.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cost of revenue	$925	$501
Research and development	5,450	3,602
Sales and marketing	7,376	6,570
General and administrative	4,315	2,983
Total stock-based compensation	$18,066	$13,656

7.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of March 31, 2024 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2024	$6,704
2025	6,498
2026	2,366
2027	378
2028	—
Thereafter	—
Total contractual obligations	$15,946
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of and for the period ended March 31, 2024.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no material obligations under such indemnification agreements as of and for the period ended March 31, 2024.
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of March 31, 2024 and December 31, 2023, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 27% for each of the three months ended March 31, 2024 and 2023. Revenue by geographical region is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Americas	$76,670	$59,111
EMEA	15,371	12,500
Asia Pacific	4,743	3,601
Total	$96,784	$75,212
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common shareholders	$(13,575)	$(10,252)
Weighted average common shares outstanding	56,344,242	55,176,425
Net loss per share, basic and diluted	$(0.24)	$(0.19)

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	March 31,
	2024	2023
Stock options outstanding	27,010	57,010
RSUs outstanding	4,046,291	2,779,378
Total potentially dilutive shares	4,073,301	2,836,388

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$1,982	$—	$1,982
Corporate bonds	—	22,263	—	22,263
U.S. Treasury securities	—	499	—	499
U.S. agency securities	—	1,298	—	1,298
Asset-backed securities	—	—	—	—
Total assets	$—	$26,042	$—	$26,042

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$33,287	$—	$33,287
Corporate bonds	—	9,906	—	9,906
U.S. Treasury securities	—	495	—	495
U.S. agency securities	—	4,289	—	4,289
Asset-backed securities	—	367	—	367
Total assets	$—	$48,344	$—	$48,344
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
For the periods presented, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. As of March 31, 2024 and December 31, 2023, there was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented.
The following table classifies our marketable securities by contractual maturity (in thousands):

	March 31, 2024	December 31, 2023
Due in one year or less	25,048	44,645
Due after one year and within two years	994	3,699
Total	26,042	48,344

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
The Company acquired Tagger for a total preliminary purchase consideration of $144 million in cash, which incorporates the impact of various customary adjustments such as working capital, cash and indebtedness. The Company funded the purchase consideration with a combination of cash on hand and $75 million borrowed under the Facility further described in Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is primarily attributable to expanded market opportunities from integrating the acquired developed technologies with the Company’s offerings. Goodwill is not deductible for income tax purposes.
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. These estimates are based on preliminary information and may be subject to further revision as additional information is obtained during the measurement period, which may last up to 12 months from the date of the acquisition. The primary area that remains preliminary as of March 31, 2024 relates to income taxes. The Company expects to finalize the fair value measurements as soon as practicable, but not later than 12 months from the date of acquisition.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

August 2, 2023
Cash and cash equivalents	$4,648
Accounts receivable	2,979
Other current and noncurrent assets	932
Intangible assets	27,800
Accounts payable, accrued expenses and other liabilities	(1,758)
Deferred revenue	(3,243)
Net assets acquired, excluding Goodwill	31,358
Goodwill	112,405
Total consideration	$143,763
Cash and cash equivalents acquired	(4,648)
Cash paid for acquisition of business, net of cash acquired	$139,115

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The fair values of the acquired technology and the trademark identified intangible assets were determined utilizing the relief from royalty method under the income approach. The fair values of the customer relationships were valued using the multi-period excess-earnings method. The Company applied judgment which involved the use of assumptions with respect to revenue growth rates, customer attrition rate, discount rate, royalty rate, obsolescence rate and total operating expenses.
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
The total final purchase consideration for the acquisition was $8.3 million, consisting of approximately $6.8 million in cash paid at the closing of the acquisition and a holdback of $1.5 million in cash to be paid as purchase consideration after the one-year anniversary of the closing of the acquisition, assuming no claims by the Company against the holdback amount for post-closing purchase price adjustments or indemnification matters. The purchase price holdback was paid in full in January 2024.
The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is primarily attributable to expected post-acquisition synergies from integrating the technology into Sprout’s platform. The goodwill is not deductible for income tax purposes.
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The allocation of fair value of purchase consideration was finalized in the fourth quarter of 2023.
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
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 31, 2024 were as follows (in thousands):

Goodwill balance as of December 31, 2023	$121,404
Purchase price allocation adjustment (Tagger)	(89)
Goodwill balance as of March 31, 2024	$121,315

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and in other parts of this Quarterly Report. See "Cautionary Note Regarding Forward-Looking Statements."
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
We generated revenue of $96.8 million and $75.2 million during the three months ended March 31, 2024 and 2023, respectively, representing growth of 29%. In the three months ended March 31, 2024, software subscriptions contributed 99% of our revenue.
We generated net losses of $13.6 million and $10.3 million during the three months ended March 31, 2024 and 2023, respectively, which included stock-based compensation expense of $18.1 million and $13.7 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
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

Acquisition of Tagger Media, Inc.
On August 2, 2023, we completed our acquisition of all the outstanding equity of Tagger Media, Inc. (“Tagger”), for a total preliminary purchase consideration of $144 million. We acquired Tagger in order to expand into the influencer marketing category. Tagger’s platform enables marketers to discover influencers, plan and manage campaigns, analyze competitor strategies, report on trends and measure return on investment. We funded the purchase consideration with a combination of cash on hand and $75 million borrowed under the Facility further described in Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).

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

We have included the financial results of Tagger in our condensed consolidated financial statements from the date of acquisition. Refer to Note 11 - “Business Combinations” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion regarding the acquisition.

Acquisition of Repustate, Inc.
On January 19, 2023, we completed the acquisition of Repustate, Inc. for a total purchase consideration of $8.3 million, consisting of approximately $6.8 million in cash paid at the closing time of the acquisition and a holdback of $1.5 million in cash to be paid as purchase consideration after the one-year anniversary of the closing of the acquisition, assuming no claims by the Company against the holdback amount for post-closing purchase price adjustments or indemnification matters. The purchase price holdback was paid in full in January 2024.
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The allocation of fair value of purchase consideration was finalized in the fourth quarter of 2023.
The Repustate acquisition has increased our power, breadth and automation of social listening, messaging, and customer care capabilities with added sentiment analysis, natural language processing (NLP) and artificial intelligence (AI). We have included the financial results of Repustate in our condensed consolidated financial statements from the date of acquisition. The impact of Repustate’s financial results following the date of acquisition were not significant to Sprout’s condensed consolidated financial statements. Refer to Note 11 - “Business Combinations” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 30,000 customers. In November 2022, we announced a price increase. For the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, this price increase contributed to an increase in our average revenue per customer. While our total number of customers decreased over this same period, our number of customers contributing over $10,000 in ARR and $50,000 in ARR increased. We expect this trend to continue as we remain focused on our most sophisticated customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the three months ended March 31, 2024 was approximately 27% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia, the Philippines and Poland to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. Consistent with our communications in previous quarters, we no longer believe that ARR and total number of customers are key performance indicators of Sprout Social’s business due to our evolving customer mix and we will no longer publicly disclose these metrics.

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

	As of March 31,
	2024	2023
Number of customers contributing more than $10,000 in ARR	8,823	7,107
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

	As of March 31,
	2024	2023
Number of customers contributing more than $50,000 in ARR	1,449	1,008

While we no longer believe that ARR and total number of customers are key performance indicators of Sprout Social’s business, these metrics are necessary for an understanding of how we define number of customers contributing over $10,000 in ARR and number of customers contributing over $50,000 in ARR. For this purpose, we define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period and we define a customer as a unique account, multiple accounts containing a common non-personal email domain, or multiple accounts governed by a single agreement or entity.
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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel costs directly associated with our sales and marketing department, online advertising expenses, as well as allocated overhead, including depreciation expense. Sales commissions and bonuses are considered incremental costs of obtaining a contract with a customer. Sales commissions are earned and recorded at contract commencement for both new customer contracts and expansion of contracts with existing customers. Sales commissions are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be five years. We plan to increase the dollar amount of our investment in sales and marketing for the foreseeable future, primarily for increased headcount for our sales department.

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

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Revenue
Subscription	$95,789	$74,742
Professional services and other	995	470
Total revenue	96,784	75,212
Cost of revenue(1)
Subscription	22,205	16,633
Professional services and other	223	242
Total cost of revenue	22,428	16,875
Gross profit	74,356	58,337
Operating expenses
Research and development(1)	23,769	17,876
Sales and marketing(1)	44,540	36,905
General and administrative(1)	19,334	15,489
Total operating expenses	87,643	70,270
Loss from operations	(13,287)	(11,933)
Interest expense	(1,046)	(28)
Interest income	1,035	2,020
Other expense, net	(406)	(209)
Loss before income taxes	(13,704)	(10,150)
Income tax (benefit) expense	(129)	102
Net loss	$(13,575)	$(10,252)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$925	$501
Research and development	5,450	3,602
Sales and marketing	7,376	6,570
General and administrative	4,315	2,983
Total stock-based compensation	$18,066	$13,656

	Three Months Ended March 31,
	2024	2023
	(as a percentage of total revenue)
Revenue
Subscription	99%	99%
Professional services and other	1%	1%
Total revenue	100%	100%
Cost of revenue
Subscription	23%	22%
Professional services and other	—%	—%
Total cost of revenue	23%	22%
Gross profit	77%	78%
Operating expenses
Research and development	25%	24%
Sales and marketing	46%	49%
General and administrative	20%	21%
Total operating expenses	91%	93%
Loss from operations	(14)%	(16)%
Interest expense	(1)%	—%
Interest income	1%	3%
Other expense, net	—%	—%
Loss before income taxes	(14)%	(13)%
Income tax (benefit) expense	—%	—%
Net loss	(14)%	(14)%
Note: Certain amounts may not sum due to rounding

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Revenue
Subscription	$95,789	$74,742	$21,047	28%
Professional services and other	995	470	525	112%
Total revenue	$96,784	$75,212	$21,572	29%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 24% versus the prior year and customers contributing over $50,000 in ARR grew 44% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$22,205	$16,633	$5,572	33%
Professional services and other	223	242	(19)	(8)%
Total cost of revenue	22,428	16,875	5,553	33%
Gross profit	$74,356	$58,337	$16,019	27%
Gross margin
Total gross margin	77%	78%

The increase in cost of subscription revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,928
Personnel costs	817
Amortization of intangible assets	705
Stock-based compensation expense	424
Other	698
Subscription cost of revenue	$5,572
Fees paid to our data providers increased due to revenue growth. Personnel costs increased primarily as a result of a 4% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the Tagger acquisition. The increase in stock-based compensation expense was primarily due to the increased headcount.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development	$23,769	$17,876	$5,893	33%
Percentage of total revenue	25%	24%
The increase in research and development expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$3,482
Stock-based compensation expense	1,848
Other	563
Research and development	$5,893
Personnel costs increased primarily as a result of a 19% increase in headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Sales and marketing	$44,540	$36,905	$7,635	21%
Percentage of total revenue	46%	49%
The increase in sales and marketing expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$5,440
Stock-based compensation expense	806
Advertising	658
Other	731
Sales and marketing	$7,635
Personnel costs increased primarily as a result of a 23% increase in headcount as we continue to expand our sales teams to grow our customer base. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in other expense was driven by other general marketing costs.
General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
General and administrative	$19,334	$15,489	$3,845	25%
Percentage of total revenue	20%	21%
The increase in general and administrative expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,230
Stock-based compensation expense	1,332
Amortization of intangible assets	500
Other	(217)
General and administrative	$3,845

Personnel costs and stock-based compensation expense increased primarily as a result of a 21% increase in headcount as we continue to grow our business. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the Tagger acquisition.
Interest Income, Net

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Interest income (expense), net	$(11)	$1,992	$(2,003)	(101)%
Percentage of total revenue	—%	3%

The decrease in interest income, net was primarily driven by higher interest expense from the Facility and lower interest income attributable to a lower balance of marketable securities.
Other Expense, Net

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Other expense, net	$(406)	$(209)	$(197)	94%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax (Benefit) Expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Income tax (benefit) expense	$(129)	$102	$(231)	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The change in income tax (benefit) expense was primarily attributable to a foreign income tax benefit in the current year.
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
Non-GAAP Gross Profit
We define non-GAAP gross profit as GAAP gross profit, excluding stock-based compensation expense and amortization expense associated with the acquired developed technology from the Tagger acquisition. We believe non-GAAP gross profit provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation and amortization expense, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP gross profit to exclude amortization expense associated with the acquired developed technology from the Tagger acquisition.

	Three Months Ended March 31,
	2024	2023
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$74,356	$58,337
Stock-based compensation expense	925	501
Amortization of acquired developed technology	705	—
Non-GAAP gross profit	$75,986	$58,838

Non-GAAP Operating Income
We define non-GAAP operating income as GAAP loss from operations, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition. We believe non-GAAP operating income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, acquisition-related expenses and amortization expense, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP operating income to exclude acquisition-related expenses in connection with the Tagger acquisition (which are not applicable for the periods presented) and amortization expense associated with the acquired intangible assets from the Tagger acquisition.

	Three Months Ended March 31,
	2024	2023
Reconciliation of Non-GAAP operating income	(dollars in thousands)
Loss from operations	$(13,287)	$(11,933)
Stock-based compensation expense	18,066	13,656
Amortization of acquired intangible assets	1,213	—
Non-GAAP operating income	$5,992	$1,723
Non-GAAP Net Income
We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition. We believe non-GAAP net income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses and amortization expense, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP net income to exclude acquisition-related expenses in connection with the Tagger acquisition (which are not applicable for the periods presented) and amortization expense associated with the acquired intangible assets from the Tagger acquisition.

	Three Months Ended March 31,
	2024	2023
Reconciliation of Non-GAAP net income	(dollars in thousands)
Net loss	$(13,575)	$(10,252)
Stock-based compensation expense	18,066	13,656
Amortization of acquired intangible assets	1,213	—
Non-GAAP net income	$5,704	$3,404
Non-GAAP Net Income per Share
We define non-GAAP net income per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition. We believe non-GAAP net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses and amortization expense, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP net income per share to exclude acquisition-related expenses in connection with the Tagger acquisition (which are not applicable for the periods presented) and amortization expense associated with the acquired intangible assets from the Tagger acquisition.

	Three Months Ended March 31,
	2024	2023
Reconciliation of Non-GAAP net income per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.24)	$(0.19)
Stock-based compensation expense per share	0.32	0.25
Amortization of acquired intangible assets	0.02	—
Non-GAAP net income per share	$0.10	$0.06
Non-GAAP Free Cash Flow
We define non-GAAP free cash flow as net cash provided by (used in) operating activities less expenditures for property and equipment, acquisition-related costs and interest. Non-GAAP free cash flow does not reflect our future contractual obligations or represent the total increase or decrease in our cash balance for a given period. We believe that non-GAAP free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash used in our core operations that, after the expenditures for property and equipment, acquisition-related costs and interest, is available to be used for strategic initiatives. For example, if non-GAAP free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. In 2023, we revised our definition of non-GAAP free cash flow to exclude payments related to acquisition-related costs associated with our acquisition of Tagger (which are not applicable for the periods presented) and cash paid for interest on our revolving line of credit.

	Three Months Ended March 31,
	2024	2023
Reconciliation of Non-GAAP free cash flow	(dollars in thousands)
Net cash provided by operating activities	$11,164	$8,284
Expenditures for property and equipment	(1,092)	(383)
Interest paid on credit facility	1,260	—
Non-GAAP free cash flow	$11,332	$7,901
Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $69.2 million, marketable securities of $26.0 million and net accounts receivable of $50.4 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit and in previous years, we had negative cash flows from operations. However, for the three months ended March 31, 2024 and 2023, we generated positive cash flows from operations. We expect to continue to incur operating losses and may have negative operating cash flows for the foreseeable future as we continue to grow the business. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, and other factors that are beyond our control, such as rising inflation rates and a potential recession. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
Prior to our IPO in December 2019, we financed our operations primarily through private issuance of equity securities and line of credit borrowings. In our IPO, we received net proceeds of $134.3 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.2 million. We subsequently received an additional $10.0 million of net proceeds after deducting underwriting discounts and commissions in January 2020 as a result of the over-allotment option exercise by the underwriters of our IPO. In August 2020, we received $42.1 million of net proceeds from our equity follow-on offering after deducting underwriting discounts and commissions. As described below, in August 2023, we borrowed $75 million under the Facility in connection with the Tagger acquisition. Our principal uses of cash in recent periods have been to fund operations, pay for acquisitions, invest in marketable securities, pay down our Facility, and invest in capital expenditures.
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

On August 1, 2023, we borrowed $75 million under the Credit Agreement in connection with the Tagger acquisition. As of March 31, 2024, $45 million remains outstanding under the Credit Agreement. Refer to Note 11 - “Business Combinations” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$11,164	$8,284
Net cash provided by (used in) investing activities	20,054	(8,691)
Net cash used in financing activities	(11,476)	(1,099)
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,742	$(1,506)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the three months ended March 31, 2024 and 2023, we generated positive cash flows from operating activities.
Net cash provided by operating activities during the three months ended March 31, 2024 was $11.2 million, which resulted from a net loss of $13.6 million adjusted for non-cash charges of $24.4 million and net cash inflow of $0.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $18.1 million of stock-based compensation expense, $3.5 million for amortization of deferred contract acquisition costs, which were primarily commissions, $0.4 million of amortization of right-of-use, or ROU, operating lease assets, and $2.5 million of depreciation and intangible asset amortization expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $13.0 million decrease in accounts receivable and a $5.6 million increase in deferred revenue. These inflows were primarily offset by a $7.7 million increase in prepaid expenses and other assets, a $6.8 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $1.0 million decrease in operating lease liabilities and a $2.9 million decrease in accounts payable and accrued expenses.
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
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2024 was $20.1 million, which was primarily due to $22.6 million in proceeds from the maturities of marketable securities and $0.1 million consideration received related to a purchase price adjustment from the Tagger acquisition, partially offset by the $1.5 million payout of the Repustate acquisition purchase price holdback and $1.1 million in purchases of computer equipment and hardware.

Net cash used in investing activities for the three months ended March 31, 2023 was $8.7 million, which was primarily due to $30.1 million in purchases of marketable securities and $6.4 million for the acquisition of Repustate, partially offset by $28.2 million in proceeds from the maturities and sale of marketable securities.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $11.5 million, primarily driven by $10.0 million in repayments of the Facility and $1.5 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards.
Net cash used in financing activities for the three months ended March 31, 2023 was $1.1 million, primarily driven by $1.1 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards.
Contractual Obligations
As of March 31, 2024, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of March 31, 2024, the total obligation for operating leases was $20.4 million, of which $4.8 million is expected to be paid in the next twelve months. As of March 31, 2024, our purchase commitment for primarily data and services was $15.9 million, of which $9.0 million is expected to be paid in the next twelve months. See Note 3 - “Operating Leases” and Note 7 - “Commitments and Contingencies” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for more information regarding these obligations.
Recent Accounting Pronouncements
Refer to section titled “Summary of Significant Accounting Policies” in Note 1 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for more information.
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
Our significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024. There have been no significant changes to these policies during the three months ended March 31, 2024, except as noted in Note 1 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $69.2 million as of March 31, 2024, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $26.0 million which were invested in investment-grade corporate bonds, commercial paper, U.S. treasury securities and U.S. agency securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of March 31, 2024, we had $45 million in secured indebtedness outstanding under the Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. Refer to Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2024. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended March 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act), that was intended to satisfy the affirmative defense conditions under 10b5-1(c) under the Exchange Act.
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

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to Sprout Social’s Current Report on form 8-K (File No. 001-39156) filed on October 31, 2022).
10.1†	Sprout Social, Inc. 2023 Executive Severance Plan, approved November 1, 2023.
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

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

Sprout Social, Inc.
May 3, 2024	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)