Form 10-Q
period 2024-06-30
Sprout Social, Inc.
filed 2024-08-02
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 26, 2024, there were 50,419,689 shares and 6,660,638 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “explore,” “intend,” “long-term model,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these terms and similar expressions intended to identify forward-looking statements, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under “Part I—Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our most recent Annual Report on Form 10-K under Part I—Item 1A. “Risk Factors” and the risks and uncertainties related to the following:

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
•our ability to manage our substantial debt in a way that does not adversely affect our business; and
•the other factors set forth in our Annual Report filed with the United States Securities and Exchange Commission (“SEC”) on Form 10-K under Part I—Item 1A, “Risk Factors.”

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$80,873	$49,760
Marketable securities	12,333	44,645
Accounts receivable, net of allowances of $2,232 and $2,177 at June 30, 2024 and December 31, 2023, respectively	58,614	63,489
Deferred commissions	16,196	27,725
Prepaid expenses and other assets	15,067	10,324
Total current assets	183,083	195,943
Marketable securities, noncurrent	—	3,699
Property and equipment, net	11,236	11,407
Deferred commissions, net of current portion	44,190	26,240
Operating lease, right-of-use assets	7,844	8,729
Goodwill	121,315	121,404
Intangible assets, net	24,941	28,065
Other assets, net	992	1,098
Total assets	$393,601	$396,585
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,799	$6,933
Deferred revenue	148,323	140,536
Operating lease liabilities	4,003	3,948
Accrued wages and payroll related benefits	15,407	18,362
Accrued expenses and other	9,584	11,260
Total current liabilities	187,116	181,039
Revolving credit facility	40,000	55,000
Deferred revenue, net of current portion	940	920
Operating lease liabilities, net of current portion	13,071	15,083
Other noncurrent liabilities	351	351
Total liabilities	241,478	252,393

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023

Commitments and contingencies (Note 7)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 53,322,896 and 50,399,375 shares issued and outstanding, respectively, at June 30, 2024; 52,133,594 and 49,241,563 shares issued and outstanding, respectively, at December 31, 2023	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 6,887,582 and 6,680,638 shares issued and outstanding, respectively, at June 30, 2024; 7,201,140 and 6,994,196 shares issued and outstanding, respectively, at December 31, 2023	1	1
Additional paid-in capital	511,887	471,789
Treasury stock, at cost	(36,861)	(35,113)
Accumulated other comprehensive loss	(29)	(77)
Accumulated deficit	(322,879)	(292,412)
Total stockholders’ equity	152,123	144,192
Total liabilities and stockholders’ equity	$393,601	$396,585
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Subscription	$98,498	$78,690	$194,287	$153,432
Professional services and other	898	625	1,893	1,095
Total revenue	99,396	79,315	196,180	154,527
Cost of revenue
Subscription	22,078	17,972	44,283	34,605
Professional services and other	324	262	547	504
Total cost of revenue	22,402	18,234	44,830	35,109
Gross profit	76,994	61,081	151,350	119,418
Operating expenses
Research and development	25,126	18,956	48,895	36,832
Sales and marketing	46,194	39,307	90,734	76,212
General and administrative	22,187	17,735	41,521	33,224
Total operating expenses	93,507	75,998	181,150	146,268
Loss from operations	(16,513)	(14,917)	(29,800)	(26,850)
Interest expense	(972)	(35)	(2,018)	(63)
Interest income	1,053	2,140	2,088	4,160
Other expense, net	(257)	(148)	(663)	(357)
Loss before income taxes	(16,689)	(12,960)	(30,393)	(23,110)
Income tax expense	203	125	74	227
Net loss	$(16,892)	$(13,085)	$(30,467)	$(23,337)
Net loss per share attributable to common shareholders, basic and diluted	$(0.30)	$(0.24)	$(0.54)	$(0.42)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	56,699,148	55,499,399	56,521,490	55,331,151
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(16,892)	$(13,085)	$(30,467)	$(23,337)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities, net of tax	19	(103)	48	(25)
Comprehensive loss	$(16,873)	$(13,188)	$(30,419)	$(23,362)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2024	56,537,262	$5	$489,969	3,122,058	$(36,589)	$(48)	$(305,987)	$147,350
Exercise of stock options	25,000	—	27					27
Stock-based compensation			20,653					20,653
Issuance of common stock from equity award settlement	476,944	—						—
Taxes paid related to net share settlement of equity awards				8,407	(272)			(272)
Issuance of common stock in connection with employee stock purchase plan	40,807	—	1,238					1,238
Other comprehensive gain (loss), net of tax						19		19
Net loss							(16,892)	(16,892)
Balances at June 30, 2024	57,080,013	$5	$511,887	3,130,465	$(36,861)	$(29)	$(322,879)	$152,123

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2023	55,376,548	$5	$415,123	3,074,749	$(33,832)	$(291)	$(236,237)	$144,768
Exercise of stock options	30,000	—	29					29
Stock-based compensation			16,376					16,376
Issuance of common stock from equity award settlement	287,000	—						—
Taxes paid related to net share settlement of equity awards				6,264	(270)			(270)
Issuance of common stock in connection with employee stock purchase plan	36,360	—	1,427					1,427
Other comprehensive gain (loss), net of tax						(103)		(103)
Net loss							(13,085)	(13,085)
Balances at June 30, 2023	55,729,908	$5	$432,955	3,081,013	$(34,102)	$(394)	$(249,322)	$149,142

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2023	56,235,759	$5	$471,789	3,098,975	$(35,113)	$(77)	$(292,412)	$144,192
Exercise of stock options	25,000	—	27					27
Stock-based compensation			38,833					38,833
Issuance of common stock from equity award settlement	778,447	—						—
Taxes paid related to net share settlement of equity awards				31,490	(1,748)			(1,748)
Issuance of common stock in connection with employee stock purchase plan	40,807	—	1,238					1,238
Other comprehensive gain (loss), net of tax						48		48
Net loss							(30,467)	(30,467)
Balances at June 30, 2024	57,080,013	$5	$511,887	3,130,465	$(36,861)	$(29)	$(322,879)	$152,123

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2022	55,023,343	$5	$401,419	3,057,448	$(32,733)	$(369)	$(225,985)	$142,337
Exercise of stock options	30,000	—	29					29
Stock-based compensation			30,080					30,080
Issuance of common stock from equity award settlement	640,205	—						—
Taxes paid related to net share settlement of equity awards				23,565	(1,369)			(1,369)
Issuance of common stock in connection with employee stock purchase plan	36,360	—	1,427					1,427
Other comprehensive gain (loss), net of tax						(25)		(25)
Net loss							(23,337)	(23,337)
Balances at June 30, 2023	55,729,908	$5	$432,955	3,081,013	$(34,102)	$(394)	$(249,322)	$149,142
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(30,467)	$(23,337)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	1,866	1,512
Amortization of line of credit issuance costs	103	—
Amortization of premium (accretion of discount) on marketable securities	(325)	(1,889)
Amortization of acquired intangible assets	3,124	738
Amortization of deferred commissions	7,411	12,171
Amortization of right-of-use operating lease asset	885	723
Stock-based compensation expense	38,664	30,032
Provision for accounts receivable allowances	741	860
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	4,134	(7,196)
Prepaid expenses and other current assets	(4,713)	(4,133)
Deferred commissions	(13,832)	(16,560)
Accounts payable and accrued expenses	(213)	3,003
Deferred revenue	7,806	20,364
Lease liabilities	(1,957)	(1,710)
Net cash provided by operating activities	13,227	14,578
Cash flows from investing activities
Expenditures for property and equipment	(1,585)	(644)
Payments for business acquisition, net of cash acquired	(1,409)	(6,432)
Purchases of marketable securities	—	(63,085)
Proceeds from maturity of marketable securities	36,385	47,252
Proceeds from sale of marketable securities	—	5,538
Net cash provided by (used in) investing activities	33,391	(17,371)
Cash flows from financing activities
Repayments of line of credit	(15,000)	—
Proceeds from exercise of stock options	27	29
Proceeds from employee stock purchase plan	1,238	1,427
Employee taxes paid related to the net share settlement of stock-based awards	(1,748)	(1,369)
Net cash (used in) provided by financing activities	(15,483)	87
Net increase (decrease) in cash, cash equivalents and restricted cash	31,135	(2,706)
Cash, cash equivalents and restricted cash
Beginning of period	53,695	79,917
End of period	$84,830	$77,211
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$80,873	$74,365
Restricted cash, included in prepaid expenses and other assets	3,957	2,846
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$84,830	$77,211
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of August 2, 2024, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024. There have been no significant changes to these policies during the six months ended June 30, 2024, except as noted below.
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
On an annual basis, the Company assesses the expected period of benefit by taking into consideration the products sold, mix of customers, expected customer life, expected contract renewals, technology life cycle and other factors. Based on the assessment performed during the first quarter of 2024, the Company updated the period of benefit from three years to five years. This change in accounting estimate was effective January 1, 2024 and is being accounted for prospectively in the condensed consolidated financial statements. For the three and six months ended June 30, 2024, the change in amortization period resulted in a $3.9 million and $8.1 million reduction to sales and marketing expense, respectively, or an increase of $0.07 and $0.14 per share basic and diluted, respectively. The effects of this change in estimate were calculated based on the carrying value of deferred commissions as of December 31, 2023.
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
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended June 30, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $67.4 million and $50.2 million, respectively. The amount of revenue recognized during the six months ended June 30, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $101.9 million and $71.1 million, respectively.
As of June 30, 2024, including amounts already invoiced and amounts contracted but not yet invoiced, $295.1 million of revenue is expected to be recognized from remaining performance obligations, of which 72% is expected to be recognized in the next 12 months, with the remainder thereafter.

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
The following table provides a summary of operating lease assets and liabilities as of June 30, 2024 (in thousands):

Assets
Operating lease right-of-use assets	$7,844
Liabilities
Operating lease liabilities	4,003
Operating lease liabilities, non-current	13,071
Total operating lease liabilities	$17,074
The following table provides information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating lease expense	$686	$649	$1,374	$1,297
Variable lease expense	856	893	1,712	1,786
Within the condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the six months ended June 30, 2024 and 2023 were $4.1 million and $4.1 million, respectively. As of June 30, 2024, the weighted-average remaining lease term is 4.5 years and the weighted-average discount rate is 5.5%.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Remaining maturities of operating lease liabilities as of June 30, 2024 are as follows (in thousands):

Years ending December 31,
2024	$2,436
2025	4,494
2026	4,298
2027	4,392
2028	1,277
Thereafter	2,326
Total future minimum lease payments	$19,223
Less: imputed interest	(2,149)
Total operating lease liabilities	$17,074

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
There is no provision for domestic income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the six months ended June 30, 2024, the Company recognized an immaterial provision related to foreign income taxes.
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
5.Revolving Line of Credit
On August 1, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Facility”), maturing on August 1, 2028. Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes. At June 30, 2024, the Company had an outstanding balance of $40.0 million under the Facility.
Borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Credit Agreement), subject to certain terms and conditions under the Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

ranging from 1.75% to 2.25% based on the Company’s liquidity. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s liquidity. For the six months ended June 30, 2024, the borrowings under the Facility were designated as SOFR Loans and the weighted average interest rate in effect for the outstanding balance was approximately 8.18%.
Debt issuance costs associated with the Facility were recorded to Other assets, net within the condensed consolidated balance sheets and are being amortized as interest expense on a straight-line basis over the term of the Facility.
The Credit Agreement includes customary conditions to credit extensions, affirmative and negative covenants, and customary events of default. The customary conditions also include restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants as to (i) minimum liquidity, requiring the maintenance, at all times and measured at the end of each fiscal quarter, of cash and cash equivalents of not less than the greater of (x) $30 million and (y) 30% of the total revolving commitments, and (ii) minimum recurring revenue growth, requiring recurring revenue growth for the trailing four fiscal quarter period, measured at the end of each fiscal quarter, of not less than 115% of the actual recurring revenue for the same period in the prior fiscal year. As of June 30, 2024, the Company was in compliance with the covenants in the Credit Agreement.
6.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$906	$857	$1,831	$1,358
Research and development	6,036	4,327	11,486	7,929
Sales and marketing	8,189	7,206	15,565	13,776
General and administrative	5,467	3,986	9,782	6,969
Total stock-based compensation	$20,598	$16,376	$38,664	$30,032

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of June 30, 2024 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2024	$4,546
2025	6,498
2026	2,366
2027	378
2028	—
Thereafter	—
Total contractual obligations	$13,788
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings.
Beginning on May 13, 2024, the Company and certain of its executives were named in two putative securities fraud class action cases filed in the United States District Court for the Northern District of Illinois asserting claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. The first action, captioned Richard Munch v. Sprout Social, Inc., et al. (the “Munch Action”), was filed on May 13, 2024 and alleges that the defendants made false or misleading statements and omissions of fact relating to the Company’s business, operations and prospects, including (i) purported integration challenges arising from the Company’s August 2023 acquisition of Tagger Media, Inc., (ii) the Company’s ability to service (and the viability of its strategic plan to focus on) the enterprise market, and (iii) as a result, the Company’s financial guidance. The plaintiff in the Munch Action seeks damages and costs on behalf of a putative class of Company stockholders and alleges a class period beginning on November 3, 2023 and ending on May 2, 2024. The second case, captioned City of Hollywood Police Officers’ Retirement System v. Sprout Social, Inc., et al. (the “City of Hollywood Action” and, together with the Munch Action, the “Securities Actions”) was filed on July 2, 2024. It asserts claims under the same statutory provisions based on substantially similar allegations of misconduct as the Munch Action, but alleges a class period beginning on November 3, 2021 and ending on May 2, 2024.

On July 12, 2024, three purported Company stockholders, including the named plaintiffs in the Securities Actions, filed motions to consolidate the Securities Actions and for appointment as lead plaintiff under the Private Securities Litigation Reform Act of 1995. Those motions remain pending. Based on a scheduling order entered by the Court in the first-filed Munch Action, the appointed lead plaintiff will have sixty days following a ruling on these motions to file a consolidated amended and/or consolidated complaint, after which Defendants will have sixty days to respond.

The Company intends to vigorously defend against the claims asserted in the Securities Actions. The outcomes of these actions are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The Company could be forced to expend significant resources in the defense of these actions and may not prevail. The Company currently is not

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

able to estimate the possible cost from these matters, as these actions are currently at an early stage, and the Company cannot be certain how long it may take to resolve these actions or the possible amount of any damages that the Company may be required to pay. Such amounts could be material to the Company’s financial statements. The Company has not established any reserve for any potential liability relating to these actions. It is possible that the Company could, in the future, incur judgments or enter into settlements of claims for monetary damages.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors, and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. There were no material obligations under such indemnification agreements as of and for the period ended June 30, 2024.
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of June 30, 2024 and December 31, 2023, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 27% and 28% for each of the six months ended June 30, 2024 and 2023, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas	$78,830	$62,312	$155,500	$121,423
EMEA	15,646	13,054	31,017	25,554
Asia Pacific	4,920	3,949	9,663	7,550
Total	$99,396	$79,315	$196,180	$154,527
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

same. Basic and diluted net loss per share are the same for each class of common stock, as both Class A and Class B stockholders are entitled to the same liquidation and dividend rights.
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common shareholders	$(16,892)	$(13,085)	$(30,467)	$(23,337)
Weighted average common shares outstanding	56,699,148	55,499,399	56,521,490	55,331,151
Net loss per share, basic and diluted	$(0.30)	$(0.24)	$(0.54)	$(0.42)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	June 30,
	2024	2023
Stock options outstanding	2,010	27,010
RSUs outstanding	4,763,867	3,651,744
Total potentially dilutive shares	4,765,877	3,678,754

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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$11,535	$—	$11,535
U.S. agency securities	—	798	—	798
Total assets	$—	$12,333	$—	$12,333

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$33,287	$—	$33,287
Corporate bonds	—	9,906	—	9,906
U.S. Treasury securities	—	495	—	495
U.S. agency securities	—	4,289	—	4,289
Asset-backed securities	—	367	—	367
Total assets	$—	$48,344	$—	$48,344
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
For the periods presented, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. As of June 30, 2024 and December 31, 2023, there was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented.
The following table classifies our marketable securities by contractual maturity (in thousands):

	June 30, 2024	December 31, 2023
Due in one year or less	$12,333	$44,645
Due after one year and within two years	—	3,699
Total	$12,333	$48,344

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
The Company acquired Tagger for a total final purchase consideration of $144 million in cash, which incorporates the impact of various customary adjustments such as working capital, cash and indebtedness. The Company funded the purchase consideration with a combination of cash on hand and $75 million borrowed under the Facility further described in Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is primarily attributable to expanded market opportunities from integrating the acquired developed technologies with the Company’s offerings. The goodwill is not deductible for income tax purposes.
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The allocation of fair value of purchase consideration was finalized in the second quarter of 2024.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Goodwill
The changes in the carrying amount of goodwill during the six months ended June 30, 2024 were as follows (in thousands):

Goodwill balance as of December 31, 2023	$121,404
Purchase price allocation adjustment (Tagger)	(89)
Goodwill balance as of June 30, 2024	$121,315

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and in other parts of this Quarterly Report. See "Cautionary Note Regarding Forward-Looking Statements."
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
We generated revenue of $99.4 million and $79.3 million during the three months ended June 30, 2024 and 2023, respectively, representing growth of 25%. We generated revenue of $196.2 million and $154.5 million during the six months ended June 30, 2024 and 2023, respectively, representing growth of 27%. In the six months ended June 30, 2024, software subscriptions contributed 99% of our revenue.
We generated net losses of $16.9 million and $13.1 million during the three months ended June 30, 2024 and 2023, respectively, which included stock-based compensation expense of $20.6 million and $16.4 million, respectively. We generated net losses of $30.5 million and $23.3 million during the six months ended June 30, 2024 and 2023, respectively, which included stock-based compensation expense of $38.7 million and $30.0 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.

Impact of Macroeconomic Conditions

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
Our current and prospective customers are impacted by these worsening macroeconomic conditions to varying degrees. Potentially as a result of these various macroeconomic impacts on our current and prospective customers, we periodically have experienced more measured buying behavior by current and prospective customers and lengthening of the average sales cycle for certain types of customers and sales (including sales to prospective customers and expansion sales to current customers), which have contributed to a slowdown in our revenue growth as compared to historical levels. We believe macroeconomic uncertainty could persist, and as a result, we expect that some or all of these negative trends may emerge or recur during future quarters.

Acquisition of Tagger Media, Inc.
On August 2, 2023, we completed our acquisition of all the outstanding equity of Tagger Media, Inc. (“Tagger”), for a total purchase consideration of $144 million. We acquired Tagger in order to expand into the influencer marketing category. Tagger’s platform enables marketers to discover influencers, plan and manage campaigns, analyze competitor strategies, report on trends and measure return on investment. We funded the purchase consideration with a combination of cash on hand and $75 million borrowed under the Facility further described in Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).

The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The allocation of fair value of purchase consideration was finalized in the second quarter of 2024.

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
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have more than 30,000 customers. In November 2022, we announced a price increase. For the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, this price increase contributed to an increase in our average revenue per customer. While our total number of customers decreased over this same period, our number of customers contributing over $10,000 in ARR and $50,000 in ARR increased. In addition, as we continue to focus on expanding our enterprise customer base, we have experienced and expect to continue to experience longer and more expansive average sale cycles and increased pricing pressure, which may be exacerbated by the macroeconomic factors described above. We expect these trends to continue as we remain focused on our most sophisticated customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the six months ended June 30, 2024 was approximately 27% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia, the Philippines and Poland to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of June 30,
	2024	2023
Number of customers contributing more than $10,000 in ARR	8,966	7,391
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

	As of June 30,
	2024	2023
Number of customers contributing more than $50,000 in ARR	1,545	1,119

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Revenue
Subscription	$98,498	$78,690	$194,287	$153,432
Professional services and other	898	625	1,893	1,095
Total revenue	99,396	79,315	196,180	154,527
Cost of revenue(1)
Subscription	22,078	17,972	44,283	34,605
Professional services and other	324	262	547	504
Total cost of revenue	22,402	18,234	44,830	35,109
Gross profit	76,994	61,081	151,350	119,418
Operating expenses
Research and development(1)	25,126	18,956	48,895	36,832
Sales and marketing(1)	46,194	39,307	90,734	76,212
General and administrative(1)	22,187	17,735	41,521	33,224
Total operating expenses	93,507	75,998	181,150	146,268
Loss from operations	(16,513)	(14,917)	(29,800)	(26,850)
Interest expense	(972)	(35)	(2,018)	(63)
Interest income	1,053	2,140	2,088	4,160
Other expense, net	(257)	(148)	(663)	(357)
Loss before income taxes	(16,689)	(12,960)	(30,393)	(23,110)
Income tax expense	203	125	74	227
Net loss	$(16,892)	$(13,085)	$(30,467)	$(23,337)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$906	$857	$1,831	$1,358
Research and development	6,036	4,327	11,486	7,929
Sales and marketing	8,189	7,206	15,565	13,776
General and administrative	5,467	3,986	9,782	6,969
Total stock-based compensation	$20,598	$16,376	$38,664	$30,032

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%	99%
Professional services and other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	22%	23%	23%	22%
Professional services and other	—%	—%	—%	—%
Total cost of revenue	23%	23%	23%	23%
Gross profit	77%	77%	77%	77%
Operating expenses
Research and development	25%	24%	25%	24%
Sales and marketing	46%	50%	46%	49%
General and administrative	22%	22%	21%	22%
Total operating expenses	94%	96%	92%	95%
Loss from operations	(17)%	(19)%	(15)%	(17)%
Interest expense	(1)%	—%	(1)%	—%
Interest income	1%	3%	1%	3%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(17)%	(16)%	(15)%	(15)%
Income tax (benefit) expense	—%	—%	—%	—%
Net loss	(17)%	(16)%	(16)%	(15)%
Note: Certain amounts may not sum due to rounding

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Revenue
Subscription	$98,498	$78,690	$19,808	25%
Professional services and other	898	625	273	44%
Total revenue	$99,396	$79,315	$20,081	25%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 21% versus the prior year and customers contributing over $50,000 in ARR grew 38% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$22,078	$17,972	$4,106	23%
Professional services and other	324	262	62	24%
Total cost of revenue	22,402	18,234	4,168	23%
Gross profit	$76,994	$61,081	$15,913	26%
Gross margin
Total gross margin	77%	77%

The increase in cost of subscription revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,597
Amortization of intangible assets	705
Other	804
Subscription cost of revenue	$4,106
Fees paid to our data providers increased due to revenue growth. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the Tagger acquisition. The increase in other was primarily driven by hosting fees.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development	$25,126	$18,956	$6,170	33%
Percentage of total revenue	25%	24%
The increase in research and development expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$3,837
Stock-based compensation expense	1,709
Other	624
Research and development	$6,170
Personnel costs increased primarily as a result of an 18% increase in headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Sales and marketing	$46,194	$39,307	$6,887	18%
Percentage of total revenue	46%	50%
The increase in sales and marketing expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$4,787
Stock-based compensation expense	983
Advertising	320
Other	797
Sales and marketing	$6,887
Personnel costs increased primarily as a result of a 20% increase in headcount as we continue to expand our sales teams to grow our customer base. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in other was primarily driven by various marketing events and initiatives.
General and Administrative

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
General and administrative	$22,187	$17,735	$4,452	25%
Percentage of total revenue	22%	22%
The increase in general and administrative expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,033
Stock-based compensation expense	1,481
Amortization of intangible assets	476
Other	462
General and administrative	$4,452

Personnel costs and stock-based compensation expense increased primarily as a result of a 14% increase in headcount as we continue to grow our business. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the Tagger acquisition.
Interest Income, Net

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Interest income (expense), net	$81	$2,105	$(2,024)	(96)%
Percentage of total revenue	—%	3%

The decrease in interest income, net was primarily driven by higher interest expense from the Facility and lower interest income attributable to a lower balance of marketable securities.
Other Expense, Net

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Other expense, net	$(257)	$(148)	$(109)	74%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Income tax expense	$203	$125	$78	62%
Percentage of total revenue	—%	—%
The change in income tax expense was primarily due to higher earnings in foreign jurisdictions.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Revenue
Subscription	$194,287	$153,432	$40,855	27%
Professional services and other	1,893	1,095	798	73%
Total revenue	$196,180	$154,527	$41,653	27%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 21% versus the prior year and customers contributing over $50,000 in ARR grew 38% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$44,283	$34,605	$9,678	28%
Professional services and other	547	504	43	9%
Total cost of revenue	44,830	35,109	9,721	28%
Gross profit	$151,350	$119,418	$31,932	27%
Gross margin
Total gross margin	77%	77%

The increase in cost of subscription revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the following:

Change
(in thousands)
Data provider fees	$5,524
Amortization of intangible assets	1,410
Personnel costs	865
Stock-based compensation expense	473
Other	1,406
Subscription cost of revenue	$9,678
Fees paid to our data providers increased due to revenue growth. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the Tagger acquisition. Personnel costs and stock-based compensation expense increased as we continue to invest in our customer support and customer success teams to support our customer growth. The increase in other was primarily driven by hosting fees.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development	$48,895	$36,832	$12,063	33%
Percentage of total revenue	25%	24%
The increase in research and development expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$7,319
Stock-based compensation expense	3,557
Other	1,187
Research and development	$12,063
Personnel costs increased primarily as a result of an 18% increase in headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Sales and marketing	$90,734	$76,212	$14,522	19%
Percentage of total revenue	46%	49%
The increase in sales and marketing expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$10,246
Stock-based compensation expense	1,789
Advertising	977
Other	1,510
Sales and marketing	$14,522
Personnel costs increased primarily as a result of a 20% increase in headcount as we continue to expand our sales teams to grow our customer base. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in other was primarily driven by various marketing events and initiatives.
General and Administrative

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
General and administrative	$41,521	$33,224	$8,297	25%
Percentage of total revenue	21%	22%
The increase in general and administrative expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$4,263
Stock-based compensation expense	2,813
Amortization of intangible assets	976
Other	245
General and administrative	$8,297

Personnel costs and stock-based compensation expense increased primarily as a result of a 14% increase in headcount as we continue to grow our business. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the Tagger acquisition.
Interest Income, Net

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Interest income (expense), net	$70	$4,097	$(4,027)	(98)%
Percentage of total revenue	—%	3%

The decrease in interest income, net was primarily driven by higher interest expense from the Facility and lower interest income attributable to a lower balance of marketable securities.
Other Expense, Net

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Other expense, net	$(663)	$(357)	$(306)	86%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Income tax expense	$74	$227	$(153)	(67)%
Percentage of total revenue	—%	—%
The change in income tax expense was primarily attributable to a foreign income tax benefit in the current year, partially offset by an increase in income tax expense due to higher earnings in foreign jurisdictions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$76,994	$61,081	$151,350	$119,418
Stock-based compensation expense	906	857	1,831	1,358
Amortization of acquired developed technology	705	—	1,410	—
Non-GAAP gross profit	$78,605	$61,938	$154,591	$120,776

Non-GAAP Operating Income
We define non-GAAP operating income as GAAP loss from operations, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition. We believe non-GAAP operating income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, acquisition-related expenses and amortization expense, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP operating income to exclude acquisition-related expenses in connection with the Tagger acquisition and amortization expense associated with the acquired intangible assets from the Tagger acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Non-GAAP operating income	(dollars in thousands)
Loss from operations	$(16,513)	$(14,917)	$(29,800)	$(26,850)
Stock-based compensation expense	20,598	16,376	38,664	30,032
Acquisition-related expenses	—	466	—	466
Amortization of acquired intangible assets	1,213	—	2,426	—
Non-GAAP operating income	$5,298	$1,925	$11,290	$3,648
Non-GAAP Net Income
We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition. We believe non-GAAP net income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses and amortization expense, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP net income to exclude acquisition-related expenses in connection with the Tagger acquisition and amortization expense associated with the acquired intangible assets from the Tagger acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Non-GAAP net income	(dollars in thousands)
Net loss	$(16,892)	$(13,085)	$(30,467)	$(23,337)
Stock-based compensation expense	20,598	16,376	38,664	30,032
Acquisition-related expenses	—	466	—	466
Amortization of acquired intangible assets	1,213	—	2,426	—
Non-GAAP net income	$4,919	$3,757	$10,623	$7,161
Non-GAAP Net Income per Share
We define non-GAAP net income per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition. We believe non-GAAP net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses and amortization expense, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP net income per share to exclude acquisition-related expenses in connection with the Tagger acquisition and amortization expense associated with the acquired intangible assets from the Tagger acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Non-GAAP net income per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.30)	$(0.24)	$(0.54)	$(0.42)
Stock-based compensation expense per share	0.37	0.30	0.69	0.54
Acquisition-related expenses	—	0.01	—	0.01
Amortization of acquired intangible assets	0.02	—	0.04	—
Non-GAAP net income per share	$0.09	$0.07	$0.19	$0.13
Non-GAAP Free Cash Flow
We define non-GAAP free cash flow as net cash provided by operating activities less expenditures for property and equipment, acquisition-related costs and interest. Non-GAAP free cash flow does not reflect our future contractual obligations or represent the total increase or decrease in our cash balance for a given period. We believe that non-GAAP free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash used in our core operations that, after the expenditures for property and equipment, acquisition-related costs and interest, is available to be used for strategic initiatives. For example, if non-GAAP free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. In 2023, we revised our definition of non-GAAP free cash flow to exclude payments related to acquisition-related costs associated with our acquisition of Tagger (which are not applicable for the periods presented) and cash paid for interest on our revolving line of credit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Non-GAAP free cash flow	(dollars in thousands)
Net cash provided by operating activities	$2,063	$6,294	$13,227	$14,578
Expenditures for property and equipment	(493)	(261)	(1,585)	(644)
Interest paid on credit facility	918	—	2,178	—
Non-GAAP free cash flow	$2,488	$6,033	$13,820	$13,934
Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $80.9 million, marketable securities of $12.3 million and net accounts receivable of $58.6 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit and in previous years, we had negative cash flows from operations. However, for the six months ended June 30, 2024 and 2023, we generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future as we continue to grow the business. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, and other factors that are beyond our control, such as high inflation rates and a potential recession. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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

On August 1, 2023, we borrowed $75 million under the Credit Agreement in connection with the Tagger acquisition. As of June 30, 2024, $40 million remains outstanding under the Credit Agreement. Refer to Note 11 - “Business Combinations” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$13,227	$14,578
Net cash provided by (used in) investing activities	33,391	(17,371)
Net cash provided by (used in) financing activities	(15,483)	87
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,135	$(2,706)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. In previous years, we have generated negative cash flows from operating activities. However, for the six months ended June 30, 2024 and 2023, we generated positive cash flows from operating activities.
Net cash provided by operating activities during the six months ended June 30, 2024 was $13.2 million, which resulted from a net loss of $30.5 million adjusted for non-cash charges of $52.5 million and net cash outflow of $8.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $38.7 million of stock-based compensation expense, $7.4 million for amortization of deferred contract acquisition costs, which were primarily commissions, $5.0 million of depreciation and intangible asset amortization expense and $0.9 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $13.8 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $4.7 million increase in prepaid expenses and other assets, a $2.0 million decrease in operating lease liabilities and a $0.2 million decrease in accounts payable and accrued expenses. These outflows were primarily offset by a $7.8 million increase in deferred revenue and a $4.1 million decrease in accounts receivable.
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
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2024 was $33.4 million, which was primarily due to $36.4 million in proceeds from the maturities of marketable securities and $0.1 million consideration received related to a purchase price adjustment from the Tagger acquisition, partially offset by $1.6 million in purchases of computer equipment and hardware and the $1.5 million payout of the Repustate acquisition purchase price holdback.

Net cash used in investing activities for the six months ended June 30, 2023 was $17.4 million, which was primarily due to $63.1 million in purchases of marketable securities and $6.4 million for the acquisition of Repustate, partially offset by $52.8 million in proceeds from the maturities and sale of marketable securities.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $15.5 million, primarily driven by $15.0 million in repayments of the Facility and $1.7 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $1.2 million in proceeds from purchases under our employee stock purchase plan.
Net cash provided by financing activities for the six months ended June 30, 2023 was $0.1 million, primarily driven by $1.4 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $1.4 million in proceeds from purchases under our employee stock purchase plan.
Contractual Obligations
As of June 30, 2024, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of June 30, 2024, the total obligation for operating leases was $19.2 million, of which $4.8 million is expected to be paid in the next twelve months. As of June 30, 2024, our purchase commitment for primarily data and services was $13.8 million, of which $8.4 million is expected to be paid in the next twelve months. See Note 3 - “Operating Leases” and Note 7 - “Commitments and Contingencies” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for more information regarding these obligations.
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
Our significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024. There have been no significant changes to these policies during the six months ended June 30, 2024, except as noted in Note 1 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $80.9 million as of June 30, 2024, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $12.3 million which were invested in investment-grade corporate bonds and U.S. agency securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of June 30, 2024, we had $40 million in secured indebtedness outstanding under the Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. Refer to Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2024. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - “Commitments and Contingencies” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part II, Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended June 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act), that was intended to satisfy the affirmative defense conditions under 10b5-1(c) under the Exchange Act.
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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
August 2, 2024	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)