Form 10-Q
period 2024-09-30
Sprout Social, Inc.
filed 2024-11-08
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of November 1, 2024, there were 50,898,474 shares and 6,500,638 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$82,886	$49,760
Marketable securities	8,625	44,645
Accounts receivable, net of allowances of $2,220 and $2,177 at September 30, 2024 and December 31, 2023, respectively	54,361	63,489
Deferred commissions	17,662	27,725
Prepaid expenses and other assets	14,984	10,324
Total current assets	178,518	195,943
Marketable securities, noncurrent	—	3,699
Property and equipment, net	10,773	11,407
Deferred commissions, net of current portion	45,772	26,240
Operating lease, right-of-use assets	8,003	8,729
Goodwill	121,315	121,404
Intangible assets, net	23,388	28,065
Other assets, net	1,060	1,098
Total assets	$388,829	$396,585
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,536	$6,933
Deferred revenue	149,172	140,536
Operating lease liabilities	3,913	3,948
Accrued wages and payroll related benefits	15,669	18,362
Accrued expenses and other	10,227	11,260
Total current liabilities	186,517	181,039
Revolving credit facility	30,000	55,000
Deferred revenue, net of current portion	1,040	920
Operating lease liabilities, net of current portion	12,835	15,083
Other noncurrent liabilities	351	351
Total liabilities	230,743	252,393

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023

Commitments and contingencies (Note 7)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 53,810,286 and 50,878,170 shares issued and outstanding, respectively, at September 30, 2024; 52,133,594 and 49,241,563 shares issued and outstanding, respectively, at December 31, 2023	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 6,727,582 and 6,520,638 shares issued and outstanding, respectively, at September 30, 2024; 7,201,140 and 6,994,196 shares issued and outstanding, respectively, at December 31, 2023	1	1
Additional paid-in capital	535,154	471,789
Treasury stock, at cost	(37,113)	(35,113)
Accumulated other comprehensive loss	6	(77)
Accumulated deficit	(339,966)	(292,412)
Total stockholders’ equity	158,086	144,192
Total liabilities and stockholders’ equity	$388,829	$396,585
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Subscription	$101,813	$84,802	$296,100	$238,234
Professional services and other	825	730	2,718	1,825
Total revenue	102,638	85,532	298,818	240,059
Cost of revenue
Subscription	22,928	19,874	67,211	54,479
Professional services and other	304	324	851	828
Total cost of revenue	23,232	20,198	68,062	55,307
Gross profit	79,406	65,334	230,756	184,752
Operating expenses
Research and development	26,272	20,057	75,167	56,889
Sales and marketing	47,499	44,499	138,233	120,711
General and administrative	22,514	24,982	64,035	58,206
Total operating expenses	96,285	89,538	277,435	235,806
Loss from operations	(16,879)	(24,204)	(46,679)	(51,054)
Interest expense	(851)	(1,147)	(2,869)	(1,210)
Interest income	1,007	1,651	3,095	5,811
Other expense, net	(110)	(293)	(773)	(650)
Loss before income taxes	(16,833)	(23,993)	(47,226)	(47,103)
Income tax expense (benefit)	254	(980)	328	(753)
Net loss	$(17,087)	$(23,013)	$(47,554)	$(46,350)
Net loss per share attributable to common shareholders, basic and diluted	$(0.30)	$(0.41)	$(0.84)	$(0.83)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	57,179,710	55,831,230	56,742,498	55,508,195
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(17,087)	$(23,013)	$(47,554)	$(46,350)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities, net of tax	35	105	83	80
Comprehensive loss	$(17,052)	$(22,908)	$(47,471)	$(46,270)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2024	57,080,013	$5	$511,887	3,130,465	$(36,861)	$(29)	$(322,879)	$152,123
Exercise of stock options	2,010	—	2					2
Stock-based compensation			23,265					23,265
Issuance of common stock from equity award settlement	316,785	—						—
Taxes paid related to net share settlement of equity awards				8,595	(252)			(252)
Other comprehensive gain (loss), net of tax						35		35
Net loss							(17,087)	(17,087)
Balances at September 30, 2024	57,398,808	$5	$535,154	3,139,060	$(37,113)	$6	$(339,966)	$158,086

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2023	55,729,908	$5	$432,955	3,081,013	$(34,102)	$(394)	$(249,322)	$149,142
Stock-based compensation			19,184					19,184
Issuance of common stock from equity award settlement	250,230	—						—
Taxes paid related to net share settlement of equity awards				8,981	(474)			(474)
Other comprehensive gain (loss), net of tax						105		105
Net loss							(23,013)	(23,013)
Balances at September 30, 2023	55,980,138	$5	$452,139	3,089,994	$(34,576)	$(289)	$(272,335)	$144,944

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2023	56,235,759	$5	$471,789	3,098,975	$(35,113)	$(77)	$(292,412)	$144,192
Exercise of stock options	27,010	—	29					29
Stock-based compensation			62,098					62,098
Issuance of common stock from equity award settlement	1,095,232	—						—
Taxes paid related to net share settlement of equity awards				40,085	(2,000)			(2,000)
Issuance of common stock in connection with employee stock purchase plan	40,807	—	1,238					1,238
Other comprehensive gain (loss), net of tax						83		83
Net loss							(47,554)	(47,554)
Balances at September 30, 2024	57,398,808	$5	$535,154	3,139,060	$(37,113)	$6	$(339,966)	$158,086

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2022	55,023,343	$5	$401,419	3,057,448	$(32,733)	$(369)	$(225,985)	$142,337
Exercise of stock options	30,000	—	29					29
Stock-based compensation			49,264					49,264
Issuance of common stock from equity award settlement	890,435	—						—
Taxes paid related to net share settlement of equity awards				32,546	(1,843)			(1,843)
Issuance of common stock in connection with employee stock purchase plan	36,360	—	1,427					1,427
Other comprehensive gain (loss), net of tax						80		80
Net loss							(46,350)	(46,350)
Balances at September 30, 2023	55,980,138	$5	$452,139	3,089,994	$(34,576)	$(289)	$(272,335)	$144,944
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(47,554)	$(46,350)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	2,826	2,302
Amortization of line of credit issuance costs	155	34
Amortization of premium (accretion of discount) on marketable securities	(383)	(2,733)
Amortization of acquired intangible assets	4,677	1,937
Amortization of deferred commissions	11,649	19,064
Amortization of right-of-use operating lease asset	1,360	1,128
Stock-based compensation expense	61,850	49,045
Provision for accounts receivable allowances	1,473	1,583
Tax benefit related to release of valuation allowance	—	(1,134)
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	7,655	(7,747)
Prepaid expenses and other current assets	(4,723)	(3,535)
Deferred commissions	(21,118)	(26,018)
Accounts payable and accrued expenses	(1,526)	247
Deferred revenue	8,755	23,867
Lease liabilities	(2,917)	(2,630)
Net cash provided by operating activities	22,179	9,060
Cash flows from investing activities
Expenditures for property and equipment	(2,062)	(1,444)
Payments for business acquisition, net of cash acquired	(1,409)	(145,779)
Purchases of marketable securities	—	(63,085)
Proceeds from maturity of marketable securities	40,185	85,964
Proceeds from sale of marketable securities	—	5,538
Net cash provided by (used in) investing activities	36,714	(118,806)
Cash flows from financing activities
Borrowings from line of credit	—	75,000
Repayments of line of credit	(25,000)	—
Payments for line of credit issuance costs	—	(823)
Proceeds from exercise of stock options	29	29
Proceeds from employee stock purchase plan	1,238	1,427
Employee taxes paid related to the net share settlement of stock-based awards	(2,000)	(1,843)
Net cash (used in) provided by financing activities	(25,733)	73,790
Net increase (decrease) in cash, cash equivalents and restricted cash	33,160	(35,956)
Cash, cash equivalents and restricted cash
Beginning of period	53,695	79,917
End of period	$86,855	$43,961
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$82,886	$41,103
Restricted cash, included in prepaid expenses and other assets	3,969	2,858
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$86,855	$43,961
Supplemental noncash disclosures

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Operating lease liability arising from operating ROU asset obtained	$634	$230
Deferred debt issuance costs not yet paid	$—	$208
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of November 8, 2024, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024. There have been no significant changes to these policies during the nine months ended September 30, 2024, except as noted below.
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
On an annual basis, the Company assesses the expected period of benefit by taking into consideration the products sold, mix of customers, expected customer life, expected contract renewals, technology life cycle and other factors. Based on the assessment performed during the first quarter of 2024, the Company updated the period of benefit from three years to five years. This change in accounting estimate was effective January 1, 2024 and is being accounted for prospectively in the condensed consolidated financial statements. For the three and nine months ended September 30, 2024, the change in amortization period resulted in a $3.4 million and $11.5 million reduction to sales and marketing expense, respectively, or an increase of $0.06 and $0.20 per share basic and diluted, respectively. The effects of this change in estimate were calculated based on the carrying value of deferred commissions as of December 31, 2023.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures for significant segment expenses. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The ASU is effective for the Company’s fiscal year ending December 31, 2024, and interim periods thereafter, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact on its consolidated financial statements.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended September 30, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $70.1 million and $53.5 million, respectively. The amount of revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $127.1 million and $87.7 million, respectively.
As of September 30, 2024, including amounts already invoiced and amounts contracted but not yet invoiced, $311.5 million of revenue is expected to be recognized from remaining performance obligations, of which 71% is expected to be recognized in the next 12 months, with the remainder thereafter.
3.Operating Leases
The Company has operating lease agreements for offices in Chicago, Illinois; Seattle, Washington; Santa Monica, California; Dublin, Ireland; and Kraków, Poland. The Chicago lease expires in January 2028, the Seattle lease expires in January 2031, the Santa Monica lease expires in January 2025, the Dublin lease expires in June 2025, and the Kraków lease expires in December 2029. These operating leases require monthly rental payments ranging from approximately $14,000 to $280,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
In August 2024, the Company entered into a new lease agreement for an office in Kraków, Poland. For accounting purposes under ASC 842, the lease commenced on August 30, 2024, resulting in the recording of a $0.6 million right-of-use operating lease asset and operating lease liability. The lease has an expected expiration date of December 2029.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a summary of operating lease assets and liabilities as of September 30, 2024 (in thousands):

Assets
Operating lease right-of-use assets	$8,003
Liabilities
Operating lease liabilities	3,913
Operating lease liabilities, non-current	12,835
Total operating lease liabilities	$16,748
The following table provides information about leases on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating lease expense	$703	$677	$2,076	$1,973
Variable lease expense	863	893	2,575	2,679
Within the condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the nine months ended September 30, 2024 and 2023 were $6.2 million and $6.2 million, respectively. As of September 30, 2024, the weighted-average remaining lease term is 4.4 years and the weighted-average discount rate is 5.6%.
Remaining maturities of operating lease liabilities as of September 30, 2024 are as follows (in thousands):

Years ending December 31,
2024	$940
2025	4,551
2026	4,567
2027	4,692
2028	1,577
Thereafter	2,619
Total future minimum lease payments	$18,946
Less: imputed interest	(2,198)
Total operating lease liabilities	$16,748

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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

There is no provision for domestic income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the nine months ended September 30, 2024, the Company recognized an immaterial provision related to foreign income taxes.
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
5.Revolving Line of Credit
On August 1, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Facility”), maturing on August 1, 2028. Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes. At September 30, 2024, the Company had an outstanding balance of $30.0 million under the Facility.
Borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Credit Agreement), subject to certain terms and conditions under the Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s liquidity. For the nine months ended September 30, 2024, the borrowings under the Facility were designated as SOFR Loans and the weighted average interest rate in effect for the outstanding balance was approximately 8.16%.
Debt issuance costs associated with the Facility were recorded to Other assets, net within the condensed consolidated balance sheets and are being amortized as interest expense on a straight-line basis over the term of the Facility.
The Credit Agreement includes customary conditions to credit extensions, affirmative and negative covenants, and customary events of default. The customary conditions also include restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants as to (i) minimum liquidity, requiring the maintenance, at all times and measured at the end of each fiscal quarter, of cash and cash equivalents of not less than the greater of (x) $30 million and (y) 30% of the total revolving commitments, and (ii) minimum recurring revenue growth, requiring recurring revenue growth for the trailing four fiscal quarter period, measured at the end of each fiscal quarter, of not less than 115% of the actual recurring revenue for the same period in the prior fiscal year. As of September 30, 2024, the Company was in compliance with the covenants in the Credit Agreement.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$1,059	$971	$2,890	$2,329
Research and development	7,493	5,020	18,979	12,949
Sales and marketing	8,962	8,570	24,527	22,346
General and administrative	5,672	4,452	15,454	11,421
Total stock-based compensation	$23,186	$19,013	$61,850	$49,045

7.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of September 30, 2024 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2024	$2,223
2025	6,800
2026	2,672
2027	611
2028	—
Thereafter	—
Total contractual obligations	$12,306
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings.
Beginning on May 13, 2024, the Company and certain of its executives were named in two putative securities fraud class action cases filed in the United States District Court for the Northern District of Illinois asserting claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. The first action, captioned Munch v. Sprout Social, Inc., et al. (the “Munch Action”), was filed on May 13, 2024 and alleges that the defendants made false or misleading statements and omissions of fact relating to the Company’s business, operations and prospects, including (i) purported integration challenges arising from the Company’s August 2023 acquisition of Tagger Media, Inc. (“Tagger”), (ii) the Company’s ability to service (and the viability of its strategic plan to focus on) the enterprise market, and (iii) as a result, the Company’s 2024 financial guidance was required to be adjusted downward. The plaintiff in the Munch

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Action seeks damages and costs on behalf of a putative class of Company stockholders and alleges a class period beginning on November 3, 2023 and ending on May 2, 2024. The second case, captioned City of Hollywood Police Officers’ Retirement System v. Sprout Social, Inc., et al. (the “City of Hollywood Action” and, together with the Munch Action, the “Securities Actions”) was filed on July 2, 2024. It asserts claims under the same statutory provisions based on substantially similar allegations of misconduct as the Munch Action, but alleges a class period beginning on November 3, 2021 and ending on May 2, 2024.

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

On September 3, 2024, a putative stockholder derivative lawsuit captioned Hannaway v. Sprout Social, Inc. et al., was filed in the United States District Court for the Northern District of Illinois against the Company’s directors and certain officers (the “Derivative Action” and, together with the Securities Actions, the “Actions”). The Derivative Action alleges that the defendants failed to disclose (or misrepresented) facts about the Company’s business, operations and prospects, including that (i) the Company’s sales and revenue results were not indicative of its growth as it transitioned to an enterprise sales cycle, (ii) the Company was unable to sell to enterprise customers and thus overpaid for, and faced integration challenges with respect to, Tagger, and (iii) as a result, the Company faced longer sales cycles and a slowing pipeline, requiring a downward revision of its 2024 guidance. Based on these purported disclosure deficiencies and related alleged misconduct, plaintiff asserts federal claims under Sections 10(b), 14(a) and 21D of the Exchange Act and Rules 10b-5 and 14a-9, and state law claims for breach of fiduciary duties, unjust enrichment, corporate waste, aiding and abetting and insider selling, and seeks damages in an unspecified amount on the Company’s behalf. On October 23, 2024, the court in the derivative action entered a stipulation and order staying the derivative action until the earliest of (i) entry of a final, non-appealable order on any summary judgment motions in the Securities Actions; (ii) a settlement or other mediated resolution in the Securities Actions; or (iii) as otherwise agreed to by the Parties.

The Company intends to vigorously defend against the claims asserted in the Actions. The outcomes of these actions are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The Company could be forced to expend significant resources in the defense of these actions and may not prevail. The Company currently is not able to estimate the possible cost from these matters, as these actions are currently at an early stage, and the Company cannot be certain how long it may take to resolve these actions or the possible amount of any damages that the Company may be required to pay. Such amounts could be material to the Company’s financial statements. The Company has not established any reserve for any potential liability relating to these actions. It is possible that the Company could, in the future, incur judgments or enter into settlements of claims for monetary damages.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors, and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

prior indemnification claims and the unique facts and circumstances involved in each particular provision. Historically, the Company has not incurred any significant costs as a result of such indemnifications.
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of September 30, 2024 and December 31, 2023, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 27% and 28% for each of the nine months ended September 30, 2024 and 2023, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas	$81,482	$67,052	$236,982	$188,475
EMEA	15,965	14,164	46,982	39,718
Asia Pacific	5,191	4,316	14,854	11,866
Total	$102,638	$85,532	$298,818	$240,059
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common shareholders	$(17,087)	$(23,013)	$(47,554)	$(46,350)
Weighted average common shares outstanding	57,179,710	55,831,230	56,742,498	55,508,195
Net loss per share, basic and diluted	$(0.30)	$(0.41)	$(0.84)	$(0.83)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	September 30,
	2024	2023
Stock options outstanding	—	27,010
RSUs outstanding	4,904,516	3,820,734
Total potentially dilutive shares	4,904,516	3,847,744

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$8,125	$—	$8,125
U.S. agency securities	—	500	—	500
Total assets	$—	$8,625	$—	$8,625

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$33,287	$—	$33,287
Corporate bonds	—	9,906	—	9,906
U.S. Treasury securities	—	495	—	495
U.S. agency securities	—	4,289	—	4,289
Asset-backed securities	—	367	—	367
Total assets	$—	$48,344	$—	$48,344
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
For the periods presented, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. As of September 30, 2024 and December 31, 2023, there

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented.
The following table classifies our marketable securities by contractual maturity (in thousands):

	September 30, 2024	December 31, 2023
Due in one year or less	$8,625	$44,645
Due after one year and within two years	—	3,699
Total	$8,625	$48,344

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

Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 30, 2024 were as follows (in thousands):

Goodwill balance as of December 31, 2023	$121,404
Purchase price allocation adjustment (Tagger)	(89)
Goodwill balance as of September 30, 2024	$121,315

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
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. We have made it increasingly easy to standardize on Sprout Social as the centralized system of record for social and to help customers maximize the value of this mission critical channel. Currently, approximately 30,000 customers across more than 100 countries rely on our platform.
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
We generated revenue of $102.6 million and $85.5 million during the three months ended September 30, 2024 and 2023, respectively, representing growth of 20%. We generated revenue of $298.8 million and $240.1 million during the nine months ended September 30, 2024 and 2023, respectively, representing growth of 24%. In the nine months ended September 30, 2024, software subscriptions contributed 99% of our revenue.
We generated net losses of $17.1 million and $23.0 million during the three months ended September 30, 2024 and 2023, respectively, which included stock-based compensation expense of $23.2 million and $19.0 million, respectively. We generated net losses of $47.6 million and $46.4 million during the nine months ended September 30, 2024 and 2023, respectively, which included stock-based compensation expense of $61.9 million and $49.0 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.

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
Our current and prospective customers are impacted by these macroeconomic conditions to varying degrees. Potentially as a result of these various macroeconomic impacts on our current and prospective customers, we periodically have experienced more measured buying behavior by current and prospective customers and lengthening of the average sales cycle for certain types of customers and sales (including sales to prospective customers and expansion sales to current customers), which have contributed to a slowdown in our revenue growth as compared to historical levels. We believe macroeconomic uncertainty could persist, and as a result, we expect that some or all of these negative trends may emerge or recur during future quarters.

Acquisition of Tagger Media, Inc.
On August 2, 2023, we completed our acquisition of all the outstanding equity of Tagger Media, Inc. (“Tagger”), for a total purchase consideration of $144 million. We acquired Tagger in order to expand into the influencer marketing category. Tagger’s platform enables marketers to discover influencers, plan and manage campaigns, analyze competitor strategies, report on trends and measure return on investment. We funded the purchase consideration with a combination of cash on hand and $75 million borrowed under the revolving credit facility further described in Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).

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
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have approximately 30,000 customers. For the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, while our total number of customers have decreased, our number of customers contributing over $10,000 in ARR and $50,000 in ARR increased. In addition, as we continue to focus on expanding our enterprise customer base, we have experienced and expect to continue to experience longer and more expansive average sale cycles and increased pricing pressure, which may be exacerbated by the macroeconomic factors described above. We expect these trends to continue as we remain focused on our most sophisticated customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the nine months ended September 30, 2024 was approximately 27% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia, the Philippines and Poland to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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

	As of September 30,
	2024	2023
Number of customers contributing more than $10,000 in ARR	9,119	8,111
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

	As of September 30,
	2024	2023
Number of customers contributing more than $50,000 in ARR	1,610	1,252

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Revenue
Subscription	$101,813	$84,802	$296,100	$238,234
Professional services and other	825	730	2,718	1,825
Total revenue	102,638	85,532	298,818	240,059
Cost of revenue(1)
Subscription	22,928	19,874	67,211	54,479
Professional services and other	304	324	851	828
Total cost of revenue	23,232	20,198	68,062	55,307
Gross profit	79,406	65,334	230,756	184,752
Operating expenses
Research and development(1)	26,272	20,057	75,167	56,889
Sales and marketing(1)	47,499	44,499	138,233	120,711
General and administrative(1)	22,514	24,982	64,035	58,206
Total operating expenses	96,285	89,538	277,435	235,806
Loss from operations	(16,879)	(24,204)	(46,679)	(51,054)
Interest expense	(851)	(1,147)	(2,869)	(1,210)
Interest income	1,007	1,651	3,095	5,811
Other expense, net	(110)	(293)	(773)	(650)
Loss before income taxes	(16,833)	(23,993)	(47,226)	(47,103)
Income tax expense (benefit)	254	(980)	328	(753)
Net loss	$(17,087)	$(23,013)	$(47,554)	$(46,350)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,059	$971	$2,890	$2,329
Research and development	7,493	5,020	18,979	12,949
Sales and marketing	8,962	8,570	24,527	22,346
General and administrative	5,672	4,452	15,454	11,421
Total stock-based compensation	$23,186	$19,013	$61,850	$49,045

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%	99%
Professional services and other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	22%	23%	22%	23%
Professional services and other	—%	—%	—%	—%
Total cost of revenue	23%	24%	23%	23%
Gross profit	77%	76%	77%	77%
Operating expenses
Research and development	26%	23%	25%	24%
Sales and marketing	46%	52%	46%	50%
General and administrative	22%	29%	21%	24%
Total operating expenses	94%	105%	93%	98%
Loss from operations	(16)%	(28)%	(16)%	(21)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	1%	2%	1%	2%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(16)%	(28)%	(16)%	(20)%
Income tax expense (benefit)	—%	(1)%	—%	—%
Net loss	(17)%	(27)%	(16)%	(19)%
Note: Certain amounts may not sum due to rounding

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Revenue
Subscription	$101,813	$84,802	$17,011	20%
Professional services and other	825	730	95	13%
Total revenue	$102,638	$85,532	$17,106	20%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 12% versus the prior year and customers contributing over $50,000 in ARR grew 29% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$22,928	$19,874	$3,054	15%
Professional services and other	304	324	(20)	(6)%
Total cost of revenue	23,232	20,198	3,034	15%
Gross profit	$79,406	$65,334	$14,072	22%
Gross margin
Total gross margin	77%	76%

The increase in cost of subscription revenue for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the following:

Change
(in thousands)
Data provider fees	$1,322
Personnel costs	808
Amortization of intangible assets	235
Other	689
Subscription cost of revenue	$3,054
Fees paid to our data providers increased due to revenue growth. Personnel costs increased as we continue to invest in our customer support and customer success teams to support our customer growth. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the Tagger acquisition. The increase in other was primarily driven by hosting fees.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development	$26,272	$20,057	$6,215	31%
Percentage of total revenue	26%	23%
The increase in research and development expense for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$3,538
Stock-based compensation expense	2,473
Other	204
Research and development	$6,215
Personnel costs increased primarily as a result of a 15% increase in headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Sales and marketing	$47,499	$44,499	$3,000	7%
Percentage of total revenue	46%	52%
The increase in sales and marketing expense for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$4,711
Stock-based compensation expense	392
Other	552
Sales commission expense	(2,655)
Sales and marketing	$3,000
Personnel costs increased primarily as a result of a 9% increase in headcount as we continue to expand our sales teams to grow our customer base. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in other was primarily driven by various marketing events and initiatives. The decrease in sales commission expense was primarily driven by updating the period of benefit from three to five years which was accounted for as a change in accounting estimate. See Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” for additional information on the change in accounting estimate.
General and Administrative

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
General and administrative	$22,514	$24,982	$(2,468)	(10)%
Percentage of total revenue	22%	29%

The decrease in general and administrative expense for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the following:

Change
(in thousands)
Acquisition-related costs	$(3,755)
Personnel costs	1,561
Stock-based compensation expense	1,220
Other	(1,494)
General and administrative	$(2,468)
The decrease in acquisition-related costs was driven by costs associated with the Tagger acquisition in August 2023. Personnel costs and stock-based compensation expense increased primarily as a result of a 3% increase in headcount as we continue to grow our business.
Interest Income, Net

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Interest income (expense), net	$156	$504	$(348)	(69)%
Percentage of total revenue	—%	1%

The decrease in interest income, net was primarily driven by higher interest expense from the Facility and lower interest income attributable to a lower balance of marketable securities.
Other Expense, Net

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Other expense, net	$(110)	$(293)	$183	(62)%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by lower foreign exchange transaction losses.
Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Income tax expense (benefit)	$254	$(980)	$1,234	(126)%
Percentage of total revenue	—%	(1)%

The change in income tax expense (benefit) was primarily driven by the income tax benefit recorded in the third quarter of 2023 due to a release of the Company’s valuation allowance resulting from deferred tax liabilities established for finite-lived intangible assets from the acquisition of Tagger.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Revenue
Subscription	$296,100	$238,234	$57,866	24%
Professional services and other	2,718	1,825	893	49%
Total revenue	$298,818	$240,059	$58,759	24%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 12% versus the prior year and customers contributing over $50,000 in ARR grew 29% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$67,211	$54,479	$12,732	23%
Professional services and other	851	828	23	3%
Total cost of revenue	68,062	55,307	12,755	23%
Gross profit	$230,756	$184,752	$46,004	25%
Gross margin
Total gross margin	77%	77%

The increase in cost of subscription revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the following:

Change
(in thousands)
Data provider fees	$6,846
Personnel costs	1,674
Amortization of intangible assets	1,645
Stock-based compensation expense	561
Other	2,006
Subscription cost of revenue	$12,732
Fees paid to our data providers increased due to revenue growth. Personnel costs increased as we continue to invest in our customer support and customer success teams to support our customer growth. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the Tagger acquisition. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in other was primarily driven by hosting fees.
Operating Expenses
Research and Development

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development	$75,167	$56,889	$18,278	32%
Percentage of total revenue	25%	24%
The increase in research and development expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$10,857
Stock-based compensation expense	6,030
Other	1,391
Research and development	$18,278
Personnel costs increased primarily as a result of a 15% increase in headcount to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. The increase in stock-based compensation expense was primarily due to the increased headcount.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Sales and marketing	$138,233	$120,711	$17,522	15%
Percentage of total revenue	46%	50%
The increase in sales and marketing expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$19,717
Stock-based compensation expense	2,181
Advertising	1,134
Other	1,905
Sales commission expense	(7,415)
Sales and marketing	$17,522
Personnel costs increased primarily as a result of a 9% increase in headcount as we continue to expand our sales teams to grow our customer base. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in other was primarily driven by various marketing events and initiatives. The decrease in sales commission expense was primarily driven by updating the period of benefit from three to five years which was accounted for as a change in accounting estimate. See Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” for additional information on the change in accounting estimate.
General and Administrative

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
General and administrative	$64,035	$58,206	$5,829	10%
Percentage of total revenue	21%	24%

The increase in general and administrative expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$5,889
Stock-based compensation expense	4,033
Amortization of intangible assets	1,095
Acquisition-related costs	(4,221)
Other	(967)
General and administrative	$5,829
Personnel costs and stock-based compensation expense increased primarily as a result of a 3% increase in headcount as we continue to grow our business. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the Tagger acquisition. The decrease in acquisition-related costs was driven by costs associated with the Tagger acquisition in August 2023.
Interest Income, Net

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Interest income (expense), net	$226	$4,601	$(4,375)	(95)%
Percentage of total revenue	—%	2%

The decrease in interest income, net was primarily driven by higher interest expense from the Facility and lower interest income attributable to a lower balance of marketable securities.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Other expense, net	$(773)	$(650)	$(123)	19%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by foreign exchange transaction losses.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Income tax expense (benefit)	$328	$(753)	$1,081	(144)%
Percentage of total revenue	—%	—%
The change in income tax expense (benefit) was primarily driven by the income tax benefit recorded in the third quarter of 2023 due to a release of the Company’s valuation allowance resulting from deferred tax liabilities established for finite-lived intangible assets from the acquisition of Tagger.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$79,406	$65,334	$230,756	$184,752
Stock-based compensation expense	1,059	971	2,890	2,329
Amortization of acquired developed technology	705	470	2,115	470
Non-GAAP gross profit	$81,170	$66,775	$235,761	$187,551

Non-GAAP Operating Income (Loss)
We define non-GAAP operating income (loss) as GAAP loss from operations, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition. We believe non-GAAP operating income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, acquisition-related expenses and amortization expense, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP operating income (loss) to exclude acquisition-related expenses in connection with the Tagger acquisition and amortization expense associated with the acquired intangible assets from the Tagger acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Non-GAAP operating income (loss)	(dollars in thousands)
Loss from operations	$(16,879)	$(24,204)	$(46,679)	$(51,054)
Stock-based compensation expense	23,186	19,013	61,850	49,045
Acquisition-related expenses	—	3,755	—	4,221
Amortization of acquired intangible assets	1,213	809	3,639	809
Non-GAAP operating income (loss)	$7,520	$(627)	$18,810	$3,021

Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation expense, acquisition-related expenses, amortization expense associated with the acquired intangible assets from the Tagger acquisition and tax benefits due to changes in valuation allowances from business acquisitions. We believe non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses, amortization expense and tax benefits due to changes in valuation allowances from business acquisitions, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP net income (loss) to exclude acquisition-related expenses in connection with the Tagger acquisition, amortization expense associated with the acquired intangible assets from the Tagger acquisition and tax benefits recognized from changes in the valuation allowance associated with our acquisition of Tagger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Non-GAAP net income (loss)	(dollars in thousands)
Net loss	$(17,087)	$(23,013)	$(47,554)	$(46,350)
Stock-based compensation expense	23,186	19,013	61,850	49,045
Acquisition-related expenses	—	3,755	—	4,221
Amortization of acquired intangible assets	1,213	809	3,639	809
Tax benefit due to change in valuation allowance from business acquisition	—	(1,134)	—	(1,134)
Non-GAAP net income (loss)	$7,312	$(570)	$17,935	$6,591
Non-GAAP Net Income (Loss) per Share
We define non-GAAP net income (loss) per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense, acquisition-related expenses, amortization expense associated with the acquired intangible assets from the Tagger acquisition and tax benefits due to changes in valuation allowances from business acquisitions. We believe non-GAAP net income (loss) per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses, amortization expense and tax benefits due to changes in valuation allowances from business acquisitions, which are often unrelated to overall operating performance. In 2023, we revised our definition of non-GAAP net income (loss) per share to exclude acquisition-related expenses in connection with the Tagger acquisition, amortization expense associated with the acquired intangible assets from the Tagger acquisition and tax benefits recognized from changes in the valuation allowance associated with our acquisition of Tagger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Non-GAAP net income (loss) per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.30)	$(0.41)	$(0.84)	$(0.83)
Stock-based compensation expense per share	0.41	0.34	1.10	0.88
Acquisition-related expenses	—	0.07	—	0.08
Amortization of acquired intangible assets	0.02	0.01	0.06	0.01
Tax benefit due to change in valuation allowance from business acquisition	—	(0.02)	—	(0.02)
Non-GAAP net income (loss) per share	$0.13	$(0.01)	$0.32	$0.12
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Non-GAAP free cash flow	(dollars in thousands)
Net cash provided by operating activities	$8,952	$(5,518)	$22,179	$9,060
Expenditures for property and equipment	(477)	(800)	(2,062)	(1,444)
Acquisition-related costs	—	2,906	—	2,906
Interest paid on credit facility	836	—	3,014	—
Non-GAAP free cash flow	$9,311	$(3,412)	$23,131	$10,522
Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $82.9 million, marketable securities of $8.6 million and net accounts receivable of $54.4 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit and in previous years, we had negative cash flows from operations. However, for the nine months ended September 30, 2024 and 2023, we generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future as we continue to grow the business. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, and other factors that are beyond our control, such as high inflation rates and a potential recession. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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

On August 1, 2023, we borrowed $75 million under the Credit Agreement in connection with the Tagger acquisition. As of September 30, 2024, $30 million remains outstanding under the Credit Agreement. Refer to Note 11 - “Business Combinations” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$22,179	$9,060
Net cash provided by (used in) investing activities	36,714	(118,806)
Net cash (used in) provided by financing activities	(25,733)	73,790
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,160	$(35,956)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. In previous years, we have generated negative cash flows from operating activities. However, for the nine months ended September 30, 2024 and 2023, we generated positive cash flows from operating activities.
Net cash provided by operating activities during the nine months ended September 30, 2024 was $22.2 million, which resulted from a net loss of $47.6 million adjusted for non-cash charges of $83.6 million and net cash outflow of $13.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $61.9 million of stock-based compensation expense, $11.6 million for amortization of deferred contract acquisition costs, which were primarily commissions, $7.5 million of depreciation and intangible asset amortization expense and $1.4 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $21.1 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $4.7 million increase in prepaid expenses and other assets, a $2.9 million decrease in operating lease liabilities and a $1.5 million decrease in accounts payable and accrued expenses. These outflows were primarily offset by a $8.8 million increase in deferred revenue and a $7.7 million decrease in accounts receivable.
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
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 was $36.7 million, which was primarily due to $40.2 million in proceeds from the maturities of marketable securities and $0.1 million consideration received related to a purchase price adjustment from the Tagger acquisition, partially offset by $2.1 million in purchases of computer equipment and hardware and the $1.5 million payout of the Repustate acquisition purchase price holdback.

Net cash used in investing activities for the nine months ended September 30, 2023 was $118.8 million, which was primarily due to $145.8 million paid for the acquisitions of Tagger and Repustate and $63.1 million in purchases of marketable securities, partially offset by $91.5 million in proceeds from the maturities and sale of marketable securities.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $25.7 million, primarily driven by $25.0 million in repayments of the Facility and $2.0 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $1.2 million in proceeds from purchases under our employee stock purchase plan.
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
Contractual Obligations
As of September 30, 2024, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of September 30, 2024, the total obligation for operating leases was $18.9 million, of which $4.4 million is expected to be paid in the next twelve months. As of September 30, 2024, our purchase commitment for primarily data and services was $12.3 million, of which $7.7 million is expected to be paid in the next twelve months. See Note 3 - “Operating Leases” and Note 7 - “Commitments and Contingencies” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for more information regarding these obligations.
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
Our significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024. There have been no significant changes to these policies during the nine months ended September 30, 2024, except as noted in Note 1 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $82.9 million as of September 30, 2024, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $8.6 million which were invested in investment-grade corporate bonds and U.S. agency securities. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of September 30, 2024, we had $30 million in secured indebtedness outstanding under the Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. Refer to Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2024. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 30, 2024, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act), which are intended to satisfy the affirmative defense conditions under 10b5-1(c) under the Exchange Act:

Type of Trading Arrangement
Name and Position	Action (Adoption / Termination)	Adoption / Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares and Class of Common Stock to be Sold	Expiration Date
Justyn Howard, Executive Chair & Member of the Board of Directors	Adoption	9/12/2024	X		480,000 shares of Class A and Class B Common Stock(1)	11/5/2025
Ryan Barretto, Chief Executive Officer & Member of the Board of Directors	Adoption	8/20/2024	X		67,200 shares of Class A Common Stock(1)	12/31/2025
Joe Del Preto, Chief Financial Officer & Treasurer	Adoption	8/20/2024	X		18,000 shares of Class A Common Stock	11/5/2025
Karen Walker, Member of the Board of Directors	Adoption	9/13/2024	X		20,000 shares of Class A Common Stock	12/12/2025
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

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to Sprout Social’s Current Report on form 8-K (File No. 001-39156) filed on October 31, 2022).
10.1**	Offer Letter, dated September 30, 2024, between the Company and Ryan Barretto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K/A filed on October 1, 2024).
10.2**
Amended and Restated Executive Employment Agreement, dated September 30, 2024, between the Company and Justyn Howard (Incorporated by reference to Exhibit 10.2 to Sprout Social’s Current Report on Form 8-K/A filed on October 1, 2024).

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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
**    Management contract or compensatory plan or arrangement.
***

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
November 8, 2024	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)