Form 10-K
period 2024-12-31
Sprout Social, Inc.
filed 2025-02-26
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the stock held by non-affiliates was approximately $1.8 billion.
As of February 21, 2025, there were 51,318,326 shares and 6,440,357 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which is expected be held on May 22, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•the evolution of the social media industry, including technological advances, utilization of artificial intelligence (AI) and adapting to new regulations and use cases;
•the introduction of AI technologies into our products, which may lead to increased governmental or regulatory scrutiny;
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
•worldwide economic conditions, including the macroeconomic impacts of fluctuations in inflation and interest rates and ongoing overseas conflict, and their impact on demand for our platform and products;
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
•G2, Inc. (“G2”), research data, January 21, 2025
•Glassdoor, Inc. (“Glassdoor”), Best Places to Work, 2017, 2018, 2020, 2021, 2022 and 2023
•Great Place to Work and PEOPLE®, 2023 PEOPLE Companies that Care list
•Statista, Total Global Social Media Users, November 2024
•The 2025 Sprout Social Index: Edition XX (“The 2025 Sprout Social Index”)
•Built In, 2024 100 Best Large Places to Work - Chicago
•Built In, 2024 100 Best Large Places to Work - Seattle
•Built In, 2024 100 Best Places to Work - Seattle
•International Data Corporation (“IDC”) MarketScape: Worldwide Social Marketing Software for Large Enterprises 2024–2025 Vendor Assessment
•Forrester, “The Total Economic Impact of Sprout Social”, January 2025

CERTAIN DEFINED TERMS
Except where the context suggests otherwise, we defined certain terms in this Annual Report as follows:
“API” means application programming interface.
“Co-Founders” means each of Justyn Howard, our former Chief Executive Officer and current Executive Chair and member of our Board of Directors, Aaron Rankin, our former Chief Technology Officer and current member of our Board of Directors, Gilbert Lara, our former Chief Creative Officer, and Peter Soung, our Head of Growth, and trusts for the benefit of such founders, their respective spouses and/or their lineal descendants.
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

PART I
Item 1. Business
Sprout Social — Driving Smarter, Faster Business Impact
With more than 5.22 billion global users consuming and sharing billions of posts per day, social media has fundamentally changed the customer experience and the way the world communicates. Social media has become mission-critical to the way organizations reach, engage and understand their target audience and customers. Billions of users are sharing their interests, opinions and values with their social networks every day and are using social media to communicate with and about businesses, organizations and causes on an unprecedented scale. Virtually every aspect of business has been impacted by social media, from marketing, sales, commerce and public relations to customer service, product and strategy, creating a need for an entirely new category of software and an entirely new system of record. We offer our customers a centralized, secure and powerful platform that can scale horizontally across an organization to drive maximum business value.
For almost 15 years, Sprout Social has helped companies command their market on social media. Our human-centric AI and advanced analytics deliver real-time insights from more than 1 billion daily messages, driving impact quickly and boosting productivity. With straight-forward onboarding, powerful integrations, and ease of use, our platform is designed to scale to meet even the largest enterprise needs. Our AI-led suite of solutions helps brands maximize the value of social, connect meaningfully with their audience, and leverage insights to enhance business strategies and customer retention. Currently, approximately 30,000 customers across more than 100 countries rely on our platform.
The exceptional value we deliver is bolstered by our recognition as a Leader by IDC in the 2024 Marketscape for Social Marketing software for large enterprises, and our consistently high user ratings on G2.
We have proven success in the SMB, Mid-market and Enterprise segments. However, we expect that our current and future growth will likely be driven by outsized contributions from Mid-market and Enterprise. We estimate that less than 5% of businesses have adopted social media management software, providing a large, nascent opportunity to drive significantly increased market adoption of our solution.
We have an efficient, product-driven go-to-market strategy that has enabled us to scale rapidly, attracting customers from small businesses to global brands as well as marketing agencies and government, non-profit and educational institutions. With over 99% of our revenue in 2024 from software subscriptions, we have experienced strong unit economics across all customer segments as we continue to grow and refine our sales and marketing efforts. In 2024, the majority of our inbound trials were generated through unpaid marketing due to the strength of our brand, content marketing, and search engine optimization. The scale of these trials allows us to rapidly test, adapt and optimize our go-to-market approach for sustained, capital-efficient growth.
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

Our success and innovation are driven by an experienced leadership team and award-winning culture with a reputation for caring deeply about the success of our customers and employees. This strong employer brand allows us to attract and retain high-quality talent and deliver a premium experience for our customers. In 2024, we were recognized as a Built In “Best Place to Work” for the sixth consecutive year. Glassdoor has recognized us as one of the “Best Places to Work” in 2017, 2018, 2020, 2021, 2022 and 2023. In 2023, we were also recognized by Great Place to Work and PEOPLE magazine on the 2023 PEOPLE Companies that Care list, which is based on data from companies representing more than 7.5 million U.S. employees. Sprout Social was also recognized as the #2 Best Workplace in Chicago and #18 Best Workplace for Parents by Great Place to Work.
Our strong culture, world-class management team, leading platform and efficient go-to market strategy have led to revenue of $405.9 million, $333.6 million and $253.8 million during the years ended December 31, 2024, 2023 and 2022, respectively, representing growth of 22% from 2023 to 2024 and representing growth of 31% from 2022 to 2023. We generated net losses of $62.0 million, $66.4 million and $50.2 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Our Industry
Social media began as a way for individuals to connect and share experiences. Networks like X (formerly known as Twitter), Facebook, LinkedIn and subsequent major networks allowed individuals to more easily communicate with friends, family, colleagues and those who shared common interests. As social media grew, savvy businesses recognized its power as a channel to market to consumers at scale. A new form of advertising was born and brands rushed to establish a presence and following on social media as a powerful new way to connect with their customers.
We believe social media plays a central role across several key dimensions of consumer behavior and business dynamics:
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
While businesses have begun to adapt by establishing a presence on social media and incorporating social media into advertising strategies, we believe the adjustments necessary to remain competitive and relevant amidst this disruption are substantial and require new software solutions, business processes and approaches.
Social Media’s Impact on Business
Businesses must face the reality that social media is not simply another marketing channel. Social media now plays a crucial role across the entirety of an organization, from marketing and communications to sales, customer relationships, customer service, product feedback, and more. Social media is an invaluable layer that is embedded in the digital technology stack:
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
•Social media is driving trends and purchasing decisions. A significant number of purchasing decisions are originating from, influenced by or transacted through social media. According to The 2025 Sprout Social Index™, 81% of consumers say social drives them to make impulse purchases and about one-third of all consumers anticipate making more purchases from social networks in 2025.
•Consumer expectations are high. Consumers demand that brands be present and responsive across social networks, with nearly three-quarters of consumers expecting a response to a social media message within 24 hours or sooner, according to The 2025 Sprout Social Index™. The same report also found that 73% of consumers say they’ll buy from a competitor if a brand doesn’t respond on social media.
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
There are several challenges facing businesses trying to adapt to this new reality:
•Consumers are forcing adoption. Social media is becoming the default communication channel for consumers in coveted demographics. Consumers are expressing their opinions and talking to and about brands through billions of posts per day. Organizations may know they need to adapt to this new reality and adjust their business processes and implement tools to manage this new communication channel, but are unsure how to mine value from social.
•The alternative is irrelevance. A failure to solve the challenges posed by the shift to social communication would mean disconnecting from large and growing demographics and losing out on market share and business growth. Organizations seeking to engage and connect with their audience without utilizing social tools and strategies are at a severe disadvantage.
•The stakes are incredibly high for brands. Social media gives consumers the power to put everything a brand does into the public eye and under a microscope. A misstep on social media is magnified and can lead to boycott or brand erosion overnight. In this high-stakes environment, the need for an intuitive platform that empowers brands to create exceptional customer experiences, maintain a competitive edge and drive efficiency has never been more critical. Embedded AI, enterprise-grade security, permissions, and reliable network and business APIs are essential to navigate this landscape. A mistake over email or the telephone is typically isolated to the sender and recipient. A mistake on social is public, permanent and can be catastrophic.
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
•Managing social is highly complex. Billions of social media interactions occur every day across various platforms, requiring businesses to engage across all channels simultaneously. Organizations are forced to manage dozens to hundreds of social profiles, a multitude of public and private conversations and billions of data points in real time. Managing this complex landscape in an efficient, secure and scalable manner while fueling growth is not viable without a comprehensive, AI-driven platform.
•It is difficult to gather intelligence. Social media has become one of the largest and most dynamic sources of business intelligence in the world, offering invaluable insights that can answer critical questions and shape strategic decisions. From real-time customer sentiment to emerging market trends, social data often holds the key to understanding consumer behavior and staying ahead of the competition. Yet, despite its potential, most organizations lack the advanced tools needed to harness, analyze, and unlock the full value of this wealth of information.
•Significant data privacy and security concerns aren’t going away. As data privacy and security concerns continue to dominate the social media landscape, businesses must act quickly to navigate increasing complexity, risk, and regulation. To stay ahead, brands need to take charge of their market by adopting social media management platforms that safeguard customer data across multiple social profiles and networks. Addressing these challenges with agility is critical not only for maintaining security and trust, but also for staying competitive in an increasingly fast-evolving environment.
•On social media, every second matters for brands. In the fast-paced world of social media, delivering a seamless customer experience requires quick, coordinated action across multiple departments. A single social media message often requires input from multiple teams, and without a platform providing clear social insights and streamlining workflows, timely and effective responses are compromised. The right platform must deliver value quickly and enable teams to achieve fast, impactful results with minimal complexity. Without an intuitive platform that drives rapid adoption, organizations fail to meet the pace their customers demand, risking a disjointed and inconsistent customer experience.
Our Platform
Brands can no longer afford to overlook the importance of social media, where every interaction has the potential to influence their reputation and expand their reach. Sprout Social offers an intuitive platform designed to scale with organizations of all sizes and to help empower teams to secure a competitive advantage and boost their market position.
Customers can rapidly activate Sprout Social and expedite the implementation process to access analysis-ready AI. Social profiles are efficiently connected, and software integrations are configured to deliver rapid results, starting as soon as a customer’s trial, which was a key driver of new customer revenue in 2024. Our platform is built to reduce the need for extensive training, custom AI builds, and external specialists, leading to lower implementation and services costs and faster time to value. We believe our product is the industry standard for product quality, design and user experience, taking the complexity out of social and putting it in one, intuitive platform so our customers can focus on growing their business.
We believe that when businesses have access to better information, everyone benefits. Our platform aggregates and delivers vast amounts of business intelligence to the right teams, enabling customers to leverage social insights, competitive intel, peer benchmarking, market research, and consumer trend information. By analyzing billions of data points, our platform empowers customers to measure performance, identify growth opportunities, and gain a deeper understanding of their market and competitive landscape.
Our platform leverages a unified codebase that facilitates efficient deployment of new features, updates, and bug fixes. This approach allows us to deliver continuous innovation at an accelerated pace, giving our customers access to the latest tools to drive growth and improve return on investment (ROI). This single codebase architecture not only optimizes performance but also enables our company to maintain a customer-first approach, responding to market changes with agility and enabling scalability without inefficient resource allocation. While solutions such as Employee Advocacy and Influencer Marketing are distinct technologies, they operate on underlying codebases similar to that of Sprout Social.
We have cultivated strong, strategic relationships with leading social networks—including Facebook, Instagram, Threads, X (formerly Twitter), Pinterest, LinkedIn, YouTube, Reddit, Tumblr and TikTok. These premier partnerships provide access to the most reliable social data and first-in-line API updates, empowering our customers to make informed, confident decisions that drive sustained growth and innovation.
Additionally, our platform is built to seamlessly integrate social throughout our customers' existing operations. Whether streamlining social workflows, optimizing customer experiences, or enhancing business decision-making, our integrations empower teams to drive measurable results and maximize ROI. By enabling customers to embed social where they need it the most, we help them achieve their strategic objectives and accelerate success.
We offer a robust suite of AI-powered solutions:
•Publishing and Scheduling
•Social Customer Care
•Reporting and Analytics
•Social Listening and Business Intelligence
•Reputation Management
•Social Commerce
•Influencer Marketing
•Employee Advocacy, and

•Automation and Workflows.
These solutions serve a broad range of use-cases for our customers, including but not limited to: social and community management, public relations, marketing, brand advocacy and management, customer service and care, commerce, sales and customer acquisition, recruiting and hiring, product development, and business strategy.
Our Competitive Strengths
Sprout Social’s market has significant barriers to entry. The technical complexities of social media platforms, the need for established network relationships, and increasing customer demands for data privacy and security have made it more difficult for new competitors to enter the space. Over the past several years, these barriers have grown considerably. As an early leader in the social media management market, we believe we are uniquely positioned to help customers drive meaningful business impact.
The competitive strengths of our platform include:
•Our platform is growth-oriented. Our AI-driven solutions enable customers to take control of their market presence and drive growth through social media. Our human-centric AI is embedded across much of our platform, helping teams unlock significant value. According to Forrester’s 2025 study “The Total Economic Impact of Sprout Social”, our platform leads to a potential ROI of up to 268%. Customers can amplify this growth further by integrating social with business intelligence to uncover key opportunities through Sprout Social’s API, integrations, and business intelligence (BI) connectors. Our advanced analytics also then demonstrate the measurable impact of social media on business performance.
•Our intuitive platform drives rapid adoption. Our platform can be quickly deployed to provide valuable data across an organization through AI-powered workflows, streamlined onboarding, and intuitive usability, all of which can scale to meet the needs of even the largest enterprises. Leveraging advanced AI and automation, Sprout Social processes over 1 billion messages daily, enabling customers to access critical insights and drive impactful results from day one. The platform is designed for ease of use, requiring no specialized certifications or expertise in Boolean queries. Customers can quickly harness the power of AI to gain insights and manage campaigns effectively.
•Our AI is human-centric. Our AI and automation doesn’t just support teams - it amplifies their strengths and supercharges their capabilities, empowering them to think outside the box when it comes to social. We intentionally build our AI to be human-centric, to complement and empower the people behind the brand. Our proprietary AI and automation access more than 10 years of historical social data sets and 15 years in sentiment and textual analysis to elevate insights and deliver precise recommendations. Paired with our secure AI integrations, our AI-powered features are designed to be intuitive, making it easy for your teams to harness the full potential of social and to focus on high-impact work.
•We act as a trusted partner to support our customers. Sprout Social helps customers transform their social media presence through our platform, combining powerful integrations, expert insights, and exceptional support to drive measurable results. Our customer satisfaction (CSAT) score has been consistently high, with a 95% score over the past five years and 98%+ in the last two years. The CSAT score is determined based on an internal survey of customers following the resolution/closure of a support case. We prioritize customer-driven innovation, using feedback from our approximately 30,000 customers to guide our product roadmap. This helps us identify the features and products most important to our customers, enabling us to deliver a platform that creates compelling, user-focused experiences. Additionally, customers receive exclusive access to The Arboretum, a dynamic community of over 10,000 members, where they receive ongoing support and social expertise needed to drive impact.
•Our social media network partner relationships are strong. Sprout Social has established strong relationships with all the leading social media platforms. These partnerships facilitate close collaboration, enabling our team to address evolving customer needs and introduce innovative solutions to the market. These relationships provide access to valuable insights and opportunities for product development and improvement.
•Our platform is purpose-built and comprehensive. Our platform is designed to bring every aspect of the social experience together into a single, elegant and robust solution. From social customer care, publishing, and reporting and analytics to reputation management, influencer marketing, business intelligence, advocacy, and workflow and collaboration, our customers can manage their entire social experience more effectively through a single interface. Our platform was built with a flexible infrastructure, enabling rapid adaptation to market changes, with some updates and new features that can be deployed quickly. This flexibility relieves customers of operational burdens and allows us to foster innovation through regular platform enhancements.
•Our platform is proven to be scalable, reliable and secure. With around 30,000 customers, our platform is built to scale and to deliver exceptional performance, reliability, and insights into emerging market trends. Sprout Social’s software supports businesses of all sizes, including enterprises, with 99.99% uptime. We hold ourselves to the highest standards for success with robust security and compliance measures.
•Our market leadership and premium brand are excellent. Our solution is highly regarded and recognized in the industry. Our robust content marketing engine is designed to deliver thought leadership to all decision makers in the buying process, from practitioners to executives. As a result of our strong brand and reputation for quality and service, we generated more than 80% of our revenue from new customers in 2024 from unpaid channels.
•We foster a world-class culture. Our success is possible because of our award-winning culture, which allows us to attract and retain top talent. We have a deep commitment to our people and our customers that compounds our competitive advantages as we continue to grow.
Components of our Platform
AI and automation: ignite creativity by breaking free from limits
We believe AI should be our customers’ secret weapon – helping them work faster and uncover insights that let brands focus on more impactful work. Clunky AI that requires intensive investment to get up and running only slows teams down and blocks them from taking charge of their market.
At Sprout Social, we believe the best solutions make it easier for teams to drive growth. By embedding our AI throughout our intuitive platform, Sprout Social’s AI and automation seek to bring order to the chaos on social, freeing teams to think beyond limits and unleash creativity to become market leaders.
From content creation and social customer care to data analysis and creating strategic insights – AI on our platform can save teams time, fast-track business outcomes, and unlock creativity. Designed with people in mind, our AI acts as a personal assistant, empowering teams to leverage, rather than complicate or replace, their own strengths.
With more than ten years of collecting social data and trends across industries and networks and more than 15 years in sentiment and textual analysis powered by natural language processing (NLP), we believe we can uniquely build models that provide precise outputs tailored to our customers’ social media needs. Our proprietary social data, AI models, and secure AI integrations prioritize rigorous privacy and compliance to protect customer data.
Publishing: plan and publish effective content
Publishing effective, compelling content on social media is critical to growing an audience and keeping them engaged. Sprout Social’s Publishing transforms social content calendars into a vibrant collaboration hub. With Sprout Social, teams can publish at the right time and streamline planning thanks to customizable approval workflows, shareable links that don’t require logins, and calendar notes that empower teams to strategize efficiently.
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
Engagement: outsmart the competition with proactive customer care
With customer expectations soaring, social media management platforms emerged as the holy grail for driving ROI from customer engagement. Sprout Social gives teams a competitive edge for mastering customer connections, using a complete customer snapshot and personalization. Sprout Social’s Engagement is designed to optimize customer experiences with AI-driven solutions that humanize customer connections and elevate care. Thanks to Sprout Social’s quick implementation and AI-powered features, our customers can proactively manage brand crises and get ahead of customer expectations in record time.
•Smart inbox. We bring public and private messages from across social networks and profiles into a single, unified inbox. This allows our customers to centralize interactions with their audiences and customers and provides the necessary tools and workflows to deliver seamless customer experiences.
•Comprehensive case management: Social Customer Care by Sprout Social empowers care teams to overcome organizational complexities and deliver timely, exceptional brand experiences. Sprout Social consolidates billions of social conversations across social networks and review sites so teams can efficiently manage customer inquiries and go beyond customer expectations at scale through a robust Case management solution and AI-powered capabilities.
•Social CRM. When interacting across social channels, context is important. We provide historical conversations, notes and user information in-line so teams can generate responses that are relevant and productive.
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
Analytics: solve business problems faster with social insights
Social media reporting promised a clear connection between social engagement and real business impact, yet many teams still find themselves lost in a tangled web. Sprout Social’s analytics are designed to decode the value of social, transforming data into clear insights that help brands drive business impact, stay ahead of the competition and demonstrate real ROI. Our robust reporting suite is designed for effortless customization, giving teams the power to showcase metrics that align with their organization’s unique objectives. Thanks to Sprout Social’s proprietary algorithms that easily compare organic and paid reporting, teams can trust their insights are spot-on – essential for igniting adoption for shaping business strategies quickly.
•Comprehensive social media reporting. Our customers can measure and analyze their performance across all major social networks through rich experiences designed to extract actionable insights from data. Reporting can be done across networks, analyzing paid and organic performance compared to historic and peer or competitor performance.
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

Social Listening: power growth and set the industry standard with business intelligence at scale
Social is an indispensable source of business intelligence, where billions of data points are created across social networks that contain information that can help businesses better understand their markets, their customers and their competition. Sprout Social provides real-time insights that can turn social listening into a competitive edge, empowering customers to anticipate trends and drive growth before the competition can react.
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
•Competitive insights. Our customers can identify opportunities to differentiate their brand, products and services through competitor comparison, sentiment research and share of voice analysis. This can help them to keep ahead of their competition.
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
Influencer Marketing by Sprout Social: streamline end-to-end influencer campaign management
Sprout Social’s Influencer Marketing platform is designed to help brands and agencies grow, reach new audiences, and build authentic connections with customers. Our platform makes it easy to launch and manage influencer marketing campaigns through customizable workflows.
With Affinity, our proprietary algorithm powered by machine learning and audience psychographics, brands can find the right influencers for their campaigns. Affinity matches influencers to brands by analyzing similarities in audience interests across thousands of profiles, with the goal of ensuring that both the influencer and their audience are a good fit for the campaign. The right influencer can drive authenticity, engagement, and stronger ROI.
When combined with Sprout Social, our Influencer Marketing platform helps brands boost targeted engagement, increase reach, and maximize business impact as part of their overall social strategy.
Employee Advocacy: the fastest way to extend social reach
Sprout Social’s Employee Advocacy solution is designed to enable organizations to leverage the trust and influence of their employees to extend brand reach on social media. By empowering employees to become authentic brand advocates, the solution can enhance an organization’s marketing efforts and provide a competitive edge through meaningful connections and streamlined workflows.
Employee Advocacy is built to simplify the process of content sharing and customizable newsletter creation, allowing employees to easily share relevant brand messages with their social networks. The integration with Sprout Social's platform provides social teams with the tools that allow them to streamline operations and assess performance through actionable data.

Built for quick adoption, the Employee Advocacy solution is designed to support businesses in unlocking new opportunities, accelerating growth, and scaling success in the fast-moving digital landscape.
Additional capabilities:
As social media use expands throughout our customers’ organizations, their use cases and needs do too. We respond to these increasing demands by continuously enhancing our platform and expanding our offering.
•Social Commerce. Commerce transactions are shifting to social, now a primary point of product discovery for consumers. We allow brands to easily link their commerce platforms, including Facebook Shops, Shopify, and WooCommerce, to Sprout Social to drive more sales opportunities and foster loyalty. This eliminates unnecessary steps and shortens response times with personalized offers, thanks to a unified view of product catalogs, SKU availability and purchase history.
•Reputation and review management. Brand perception is largely influenced by social media and customer review platforms. Customers can quickly address any issues as they arise by responding promptly and building trust through thoughtful communication. By actively monitoring reviews across key platforms—such as the Apple App Store, Facebook, Glassdoor, Google My Business, Google Play Store, Tripadvisor, Trustpilot, and Yelp—brands can gain valuable insights into customer sentiment and identify areas for improvement. This proactive approach not only helps resolve crises but also strengthens relationships with customers and enhances brand loyalty.
•Mobile applications. Social media operates around the clock, extending well beyond traditional work hours. To meet the needs of our customers, we offer mobile applications that provide full access to our platform on both Android and iOS devices. This allows customers to manage and engage with their social media operations anytime, anywhere, enabling continuous responsiveness and support for their social media strategies.
•Chatbot creation and management. To manage high volumes of customer messaging, we provide our customers with an intuitive interface to build and deploy chat experiences to help their audience get the information they need quickly and efficiently.
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
Our Growth Strategies
We intend to capitalize on our large market opportunity with the following key growth strategies:
•Win with Enterprise customers. We believe there is substantial opportunity to drive increased pipeline and strategic customer wins in accounts over $50,000 in annualized recurring revenue (ARR). We plan to accomplish this through a product roadmap that is increasingly focused on the requirements of Enterprise customers and within our go-to-market strategy, by driving more awareness with senior executives. We intend to release more features that will allow us to continue to meet the evolving needs of the largest enterprises and drive larger ACV transactions. This includes more scale in our customer care product, deepening our listening analytics features and support for larger scale deployments. We intend to drive increased accountability in the field, ensure we have appropriate resource allocation across our different customer and geographic segments, and strengthen the operational cadence of the go-to-market teams and their intersection with the rest of the company.
•Increase customer health by driving improved onboarding and adoption behaviors. We want our customers to discover and deploy all of the deep value within our platform so they can leverage our most sophisticated capabilities, can integrate our platform into their core tech stack, and can leverage Sprout Social data to better understand their Social ROI. We intend to deliver more strategic expert services, build and support more integrations, and help our customers to better measure and understand the impact of their work.
•Invest in our partnerships. We will continue to invest in partnerships with strategic partners. Relationships with global partners bring our team into larger, strategic accounts and expand our reach into some of the largest digital marketing budgets. In addition, our go-to-market alignment with agencies remains a central component of our push into the enterprise market. We continue to view this channel as a key contributor to ACV expansion.
•Further penetrate our customer base. We intend to drive deeper penetration into our customer base, for both new and existing customers, with use case expansion and premium modules. Seat expansion, both inside of departments and across use cases, AI capabilities, professional services and premium models such as Influencer Marketing, Listening, Premium analytics, and Advocacy serve as key growth levers. We know social is incredibly horizontal and has wide utility and applicability across a business, and we believe we have a tremendous opportunity to help our customers capitalize on opportunities they haven’t tackled yet.
Pricing
We offer a variety of subscription-based plans to provide customers with flexibility in accessing the full value of Sprout Social based on their specific needs. To facilitate rapid adoption and demonstrate the platform’s impact on business growth, we encourage the majority of our customers to participate in an initial 30-day free trial. This allows them to experience firsthand how Sprout Social can drive efficiency and performance.
For enterprise customers and organizations with large-scale social media operations, we offer managed trials that provide personalized support to help them realize the full value of the platform. These enterprises receive white-glove onboarding, a customized implementation plan, dedicated assistance for single sign-on (SSO) setup, and priority customer support.
Our platform is licensed on a per-user, per-month basis, providing scalability to meet the needs of businesses of all sizes.
Here is how it works:
1.Customers choose a core plan and license the platform per-user.
2.Customers add users, social profiles, and use-cases.
3.Customers add product modules (e.g., Listening) for an additional monthly rate depending on their needs.
Customers
We have a highly diverse base of approximately 30,000 current customers across SMBs, Mid-market companies, Enterprises and marketing agencies, as well as government, non-profit and educational institutions. We have been increasingly focused on the Mid-market and Enterprise segments, and we expect that our current and future growth will likely be driven by outsized contributions from Mid-market and Enterprise. Aligning to this focus, we announced a price increase in November 2022, which values our software consistent with the expectations of these segments of the market. As a result, our total number of customers or the number of net new customers we have added each quarter following the price increase has decreased while the average spend of each new customer has increased. We expect this trend to continue as we remain focused on our most sophisticated customers.

Sales and Marketing
Our go-to-market strategy continues to be driven by the strength and innovation of our platform, complemented by an expanded multi-product approach and deeper market segmentation. We leverage a product-led strategy, allowing potential customers to engage with our platform through free trials and product demonstrations. A significant portion of customers subscribing without direct sales intervention.
In 2025, we plan to enhance our go-to-market execution by prioritizing enterprise growth, multi-threaded sales motions, and targeted regional expansion. Our strategic focus includes high-value enterprise deals, verticalized go-to-market strategies, and deeper customer engagement across industries. We believe investments in influencer marketing, expanded partnerships, and international market development will further strengthen our ability to scale globally.
As customers recognize the value of our platform, adoption naturally expands across the departments of their organizations through word-of-mouth and demonstrated impact. By aligning sales, marketing, and product teams around key growth initiatives, we continue to drive lead generation, increase conversion rates, and scale our platform's adoption across diverse customer segments.
We serve a large number of customers across industry and customer segments. With our self-serve, inside and field sales strategies, we seek to efficiently provide each customer segment with an exceptional experience and efficient scalability.
Our marketing team is focused on generating awareness of our social media management platform and on inbound marketing through our industry leading blog and other social content, including our own large social media following. The majority of inbound trials and demonstration requests are generated from unpaid marketing, allowing us to rapidly test, adapt and optimize our go-to-market motion.

As of December 31, 2024, our sales and marketing department had 700 employees. Our sales and marketing expenses were $184.1 million, $168.1 million and $123.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Customer Service
Customer success is at the heart of our business, and our global support team is committed to providing exceptional service to all customers, regardless of size or segment. We prioritize delivering high-quality support in the channels that customers prefer, ensuring a seamless experience across email, phone, chat, and social media.
We offer 24/5 support for both phone and chat inquiries. Our team serves a global customer base in multiple languages, including English, Spanish, Portuguese, and French. Customers consistently rate Sprout Social highly on the third-party review platform G2, where we have been consistently recognized for excellence in our category. In 2024, we were honored with the #1 spot on G2 across all software products, reflecting our commitment to delivering superior value and performance for customers.
Our focus on customer success extends beyond just support. With Sprout Social as their trusted partner, customers are able to gain deep insights into their social performance with exclusive access to The Arboretum, a dynamic community of over 10,000 members, where they can exchange insights and receive ongoing support. Customers also benefit from educational resources and strategic guidance from our Premier Success team. This holistic approach empowers customers to not only meet, but exceed their goals and drive the business impact they need from social. Additionally, our on-demand help center supports customers in becoming self-sufficient without requiring ongoing support.
As of December 31, 2024, our customer service department had 58 employees. Customer service costs are included in Cost of revenue within the Consolidated Statements of Operations.
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
Our research and development team is responsible for the design, development and testing of our products. We invest substantial resources in research and development to drive our technology innovation and bring new products to the market. As of December 31, 2024, our research and development department had 302 employees. Our research and development expenses were $102.8 million, $79.6 million and $61.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Competition
There are a number of established and emerging competitors in the social media management software market. While new companies join the market frequently, barriers to entry are high, with increased consolidation in recent years. We consider the competitive differentiators in our market to be:
•Growth from social: How well the platform helps customers grow their brand or business through social.
•Speed of adoption: How quickly users can get started and feel comfortable using the platform.
•Human-centric AI and automation: How well the platform uses AI and automation to make tasks easier for teams.

•Customer support: The level of partnership and support the vendor provides to help customers succeed.
•Comprehensive solution: Whether the platform provides everything teams need to successfully drive ROI from social.
•Scalability: How easily the platform can grow with your business as it gets bigger.
•Ease of use, security and reliability: How intuitive the platform is, how secure data is, and how reliable the platform is day-to-day.
•Cost and deployment: How effortless it is to set up and run the platform, in a way that delivers financial ROI.
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
Accordingly, while we believe our intellectual property is sufficiently protected, the failure to obtain or the loss of some of these rights could have an adverse effect on our business, financial condition and results of operations. We protect and enforce our intellectual property rights, including through litigation as necessary. See “Risk Factors—Risks Related to Intellectual Property Matters—Inability or failure to protect our intellectual property rights could impair our business.”
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
Data Privacy and Security Laws
In the ordinary course of our business, we collect and process personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards governing data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, the “CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), and the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”).

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that have, and may continue to, increase our compliance obligations and exposure for any actual or perceived noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to the business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete or correct the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for administrative fines and a private right of action for certain data breaches which may include an award of statutory damages.

European data privacy and security laws (including the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, these obligations include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

See the sections titled “Risk Factors—Risks Related to the Use of Technology” and “Risk Factors—Legal and Regulatory Risks” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

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
Culture and Workforce
At Sprout Social, we are proud to be recognized as a Built In “Best Place to Work” in 2024—a testament to the exceptional people who make up our team. This marks the sixth consecutive year we have received this honor, celebrating our commitment to fostering a workplace where employees feel inspired, valued, and empowered to thrive. The annual Built In awards recognize companies across all sizes and industries, including both remote-first organizations and those in major tech markets across the U.S. This recognition underscores the essence of our culture: one rooted in inclusivity, innovation, and genuine care for one another.
This year, we are thrilled to have been named to three Built In Best Places to Work lists for 2024: the 100 Best Large Places to Work in Chicago, the 100 Best Large Places to Work in Seattle, and the 100 Best Places to Work in Seattle. These accolades are particularly meaningful because they reflect what employees value most—culture, benefits, and opportunities for growth. They affirm that Sprout Social is not just a great place to work but a leader in shaping exceptional workplace experiences. This achievement speaks to our team’s dedication, collaboration, and shared commitment to living our values every day.
At the heart of these accomplishments is our unwavering commitment to transparency and aligning our people strategy with our values. Transparency in human capital management is not just a priority at Sprout Social; it’s a cornerstone of who we are. By integrating workforce strategies with business objectives, we strive to create an environment where people and businesses thrive together. Every decision we make—whether about our product, our people, or our business—is guided by our values and vision for the future. These principles keep us focused on making sustainable and equitable choices that drive meaningful outcomes for employees, customers, and stakeholders alike.
Our human capital initiatives are designed to empower every team member with the tools, support, and resources they need to succeed. As we continue to push boundaries in employee engagement, development, and inclusion, we remain steadfast in fostering a workplace that inspires excellence and brings out the best in all of us. Together, we are building a culture defined by trust, transparency, and shared success.
Our Workforce
As of December 31, 2024, Sprout Social employed 1,322 full-time team members, with an average tenure of 5.6 years. Geographically, our workforce spanned multiple locations, with 308 team members based outside the United States.
Sprout Social also aspires to create a world-class, flexible, and inclusive hybrid culture that enables exceptional work and fosters belonging. We prioritize opportunities to bring our distributed teams together through regional meetups, team gatherings at our offices twice a year, and local events such as Happy Hours and Breakfast Bars. These moments foster meaningful connections within our global community, strengthening bonds and enhancing engagement.

Employee Development
Sprout Social’s commitment to employee growth was evident in 2024 through our robust learning and development programs.
Our Grow@ platform provided employees with access to a wealth of digital, on-demand learning resources. Departments complemented these offerings with specialized training programs tailored to critical skills and competencies. These efforts underscored our dedication to creating personalized and impactful development experiences.
Performance management remained a key area of focus, with all managers completing annual performance reviews for their teams. In 2024, we reimagined our performance development framework, introducing biannual reviews, quarterly goal syncs, and structured talent reviews. This refreshed approach emphasized objective performance criteria and alignment with strategic priorities, laying a strong foundation for our 2025 initiatives.
Engagement & Recognition
In 2024, we launched Sprout Social’s first Culture Survey to gain deeper insights into our organizational culture. The survey achieved a 64% response rate, revealing high levels of trust and an Employee Net Promoter Score (eNPS) of 32. These metrics highlight the strength of our workplace: trust, measured at 77, places us in the second quartile of our survey provider’s benchmarks, demonstrating a solid foundation for employee confidence in leadership and the organization. Our eNPS score, exceeding the SaaS industry average by 1 point and landing in the first quartile of benchmarks, reflects strong employee advocacy and satisfaction. These findings informed our efforts to cultivate a culture aligned with our strategic goals and employee values.
Recognition remained a cornerstone of our engagement strategy. Through our Value Awards, we celebrated employees who exemplified Sprout Social’s values. Award recipients received a $2,000 prize and a $500 charitable donation to an organization of their choice, demonstrating our commitment to community impact. Additionally, milestone anniversaries were marked with custom branded swag, fostering pride and connection among employees.
Total Rewards
Sprout Social’s total rewards philosophy in 2024 was built on a foundation of fairness, competitiveness, and holistic well-being, ensuring our employees feel valued and supported at every stage of their personal and professional journeys. Our comprehensive benefits offerings reflect our commitment to enabling employees to thrive both inside and outside of work.
We provide globally competitive compensation packages, which include base salary, commission, and stock-based compensation. Salaries are reviewed annually using market-based data to facilitate fairness and alignment with industry standards. As part of our steadfast commitment to pay equity, we conduct annual global pay equity analyses to support fair and transparent employee compensation. Additionally, our Employee Stock Purchase Plan (currently available in the U.S.) allows employees to share in Sprout Social’s financial success by purchasing stock at a discounted rate, reinforcing their stake in our collective growth.
Our benefits offerings are designed to meet the diverse needs of our workforce, providing comprehensive healthcare, generous PTO, and retirement plans with company matching. To support employees in living fully and healthily, we offer income replacement plans, such as short- and long-term disability, as well as life insurance. These benefits are tailored to local markets, ensuring relevance and accessibility for our global team.
In 2024, we continued to prioritize support for growing families, offering a $5,000 family planning benefit for surrogacy and adoption, as well as a global parental leave program that provides equal time off for all parents. Our global Lifestyle Spending Account empowers employees to prioritize their personal health and well-being, while new hire stipends for home office setups and ongoing Wi-Fi reimbursements enable productivity in our hybrid work environment.
Beyond the essentials, Sprout Social offers a range of additional well-being benefits that underscore our holistic approach to employee care. These resources include financial wellness tools, legal support, identity theft protection, pet insurance, and backup care for children and elders. By continually evaluating and evolving our rewards and benefits, we aim to provide an exceptional employee experience that drives engagement, retention, and long-term success.
Governance & Accountability
Ethical conduct and diverse representation among key decision-makers are at the heart of Sprout Social’s governance practices. Our Environmental, Social and Governance (ESG) committee, which includes several members of our executive team, guides our efforts intentionally and impactfully. We align our governance policies with stakeholder interests by adopting transparent practices, such as pay-for-performance disclosures and enhanced stock ownership guidelines for executive officers. Our board evaluations and risk management programs further promote accountability and efficiency at every level.
Health, Safety & Wellbeing
The safety and well-being of our employees continued to be a top priority in 2024. Our hybrid work model allowed employees to choose their ideal work environment, supported by ergonomic office stipends and flexible schedules. We maintained rigorous safety protocols in our offices, equipping them with life-saving tools and ensuring secure access.
Sprout Social’s mental health resources included counseling services, financial wellness tools, and backup care options, reflecting our holistic approach to employee well-being. These initiatives are designed to support our workforce in achieving balance and resilience.
Refreshed Values
At the start of 2025, Sprout Social renewed its values to reflect our bold ambitions and commitment to achieving extraordinary things. But values don’t mean much if they’re just words. Whether we lead a team, manage a project, or shape group dynamics, we all play a key role in bringing our values to life. By actively embracing and demonstrating them, we strive to create an environment where we all thrive.
•Be a joy to work with. In every customer interaction, we deliver exceptional value.
•Put your name on it. We act with purpose, own our impact and consistently deliver exceptional results.
•Change the game. We redefine what’s possible, act boldly and transform challenges into breakthroughs.
•All in, All together. Collaboration, trust and inclusion power our success. Together, we achieve more than we ever could alone.
Our values are more than just words. They’re the foundation of our culture — the principles that guide our decisions and the behaviors that shape how we show up every day. By integrating them into our daily work, meetings, feedback, recognition, and decision-making, we keep them alive and thriving. When we live our values, we strengthen our culture and move Sprout Social forward, together.

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
Investors and others should note that we routinely announce material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the Sprout Social Investors website. We also intend to use certain social media profiles (including www.twitter.com/SproutSocial, www.facebook.com/SproutSocialInc, www.linkedin.com/company/sprout-social-inc-/, www.instagram.com/sproutsocial/) as a means of disclosing information about us to our customers, investors and the public. While not all of the information that we post to the Sprout Social Investors website or to social media profiles is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media and others interested in Sprout Social to review the information that we share at the Investors link located at the bottom of the page on sproutsocial.com and to regularly follow our social media profiles. Users may automatically receive email alerts and other information about Sprout Social when enrolling an email address by visiting "Request Email Alerts" on the website at investors.sproutsocial.com.

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

•Our historical revenue growth rates may not be indicative of our future growth.

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

•As more of our sales efforts target larger enterprise customers, our sales cycle has and may continue to become longer and more expensive and we may encounter increased pricing pressure and compliance challenges.

•We recognize subscription revenue ratably over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.

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

•If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse consequences.

Risks Related to Ownership of Our Class A Common Stock

•Our actual operating results may fluctuate from period to period and may differ significantly from any guidance provided.

•Our share price has been and may continue to be volatile, and you could lose all or part of your investment.

•The dual class structure of our common stock and the existing ownership of capital stock by our Co-Founders have the effect of concentrating voting control with our Co-Founders for the foreseeable future, which limits the ability of our other investors to influence corporate matters.

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

General Risk Factors

•Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

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
•technological change;
•growth or contraction in our addressable market; and
•macroeconomic factors and their impacts on our customers and their budgets for our platform and products.

Our current and prospective customers are impacted by unstable macroeconomic conditions to varying degrees. Such conditions include, but are not limited to the impact of fluctuations in inflation and interest rates and ongoing overseas conflict. We cannot predict the impact macroeconomic conditions will have on our existing or prospective customers and how that may impact their spending with us.

We have a number of federal government customers that may be impacted by any budget cuts implemented by the incoming administration. We cannot predict the impact any budget cuts will have on our existing or prospective customers and how that may impact their spending with us.

We have previously increased prices in the past and may effect additional price increases in the future. Any future pricing increase may cause our total number of customers to continue to decrease even when the average spend per customer increases over time. We may also experience softening demand or negative sentiment from our customers and prospective customers as a result of our increased pricing, which could impact our brand and competitiveness.

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

Our historical revenue growth rates may not be indicative of our future growth.

We have experienced revenue growth in the past, but the rate of our growth has varied. For example, in 2024, our revenue was $405.9 million, an increase of 22% as compared to our revenue of $333.6 million in 2023, which was an increase of 31% as compared to our revenue of $253.8 million in 2022. We may not continue to grow at similar or faster rates in the future, and our revenue growth rates may decline. Our revenue growth may slow or our revenue may decline for a number of other reasons, including declining customer count, the maturation of our company, reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, failure to capitalize on growth opportunities, and the impacts to our business from macroeconomic factors such as fluctuations in inflation and interest rates, ongoing overseas conflict, volatility in the capital markets and related market uncertainty. Our current and prospective customers are impacted by volatile macroeconomic conditions to varying degrees and as a result, in some cases we are experiencing slower growth of existing customers most impacted by these conditions. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile or decline, and we may not achieve or maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.

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

Social media and the software industry are each subject to rapid technological change, evolving industry standards and practices, developing regulatory requirements and changing customer and user needs, requirements, tastes and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. A significant example of these changes is the rapid advancement of AI technologies. If we are unable to develop and sell new products that satisfy our customers and provide enhancements and new features for our existing platform and products that keep pace with the rapid change in social media and the software industry, our revenue and operating results could be adversely affected. Our platform must also integrate with a variety of network, hardware, browser, mobile and software platforms, and technologies, and we must continuously modify and enhance our products to adapt to changes and innovation in these technologies. If new technologies emerge or our competitors are able to deliver solutions at lower prices or more efficiently, conveniently or securely, such technologies or solutions could adversely affect our ability to compete.

The social media industry has experienced and is likely to continue to experience rapid change due to the evolving trends, tastes and preferences of users, changing policies and the evolving regulatory landscape. If consumers widely adopt new social media networks and other third-party platforms or our customers’ use cases require new integrations with third-party platforms, we may need to develop integrations and functionality related to these new networks and platforms. This development effort may require significant research and development and sales and marketing resources, as well as licensing fees, all of which could adversely affect our business and operating results. In addition, new social media networks and other third-party platforms may not provide us with sufficient access to data from their platforms, preventing us from building effective integrations with our platform and products. Regulatory requirements, including potential bans, and changing consumer tastes may also render our current integrations or functionality obsolete and the financial terms, if any, under which we obtain such integrations or functionality unfavorable. Any failure of our products to operate effectively with the social media networks and other third-party platforms used most frequently by consumers or customers could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our operating results may be negatively affected. In addition, the technology industry has experienced, and may continue to experience, leadership changes, layoffs and other corporate changes that could have a negative impact on our ability to work effectively with these partners.

As more of our sales efforts target larger enterprise customers, our sales cycle has and may continue to become longer and more expensive and we may encounter increased pricing pressure and compliance challenges.

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

To remain competitive, we must continue to develop new product offerings, as well as features and enhancements to our existing platform and products. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we experience high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. The success of our business is dependent on our research and development teams developing a roadmap that allows us to retain and increase the spending of our existing customers and attract new customers. Social media is quickly evolving and we may invest significantly in particular functionality or integrations that may become obsolete in the future. In addition, in the future, new functionality may be required or networks may emerge and gain popularity with social media users, requiring us to quickly develop integrations. Further, many of our competitors may expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources, to use our research and development resources efficiently or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

If we fail to offer high-quality customer support, or if the cost of such support is not consistent with corresponding levels of revenue, our business and reputation may be harmed.

Our customers rely on our customer support organization to respond to inquiries and resolve issues related to their use of our platform quickly and effectively. Our customer support relies on third-party technology platforms, which may become unavailable or otherwise prevent our customers and customer support team from interacting on a timely basis. Our response times to customers and prospects may be impacted for reasons outside our control, such as changes to social media networks and other third-party APIs, which may interrupt aspects of our service to our customers. From time to time, we experience spikes in the number of customer support tickets that we receive, which may result in an increase in customer requests and significant delays in responding to our customers’ requests. We have experienced high customer satisfaction (CSAT) scores. We achieved a 13% completion rate for our recent CSAT surveys. As a result, the recent scores may not be reflective of our broader customer base, and customer satisfaction and the related scores could decrease in the future. Increased customer demand for our support services, without corresponding revenue increases, could increase our costs and harm our operating results. As we continue to grow our operations and support our global user base, we need to continue to provide efficient and high-quality support that meets our customers’ needs globally at scale. Our sales process is highly dependent on the ease of use of our platform and products, our business reputation and positive recommendations from our existing customers. Any failure to maintain a high-quality customer support organization, or a market perception that we do not maintain such levels of support, could harm our reputation, our ability to sell to existing and prospective customers and our business.

Technological advances in AI may in the future disrupt the social media industry, which could significantly reduce the demand for our services or otherwise adversely impact our business or reputation if we are unable to successfully keep pace and navigate this evolving environment.

Our failure to invest in AI technologies and incorporate them into various facets of our business and product offerings in a timely, effective and compliant manner may place us at a competitive disadvantage, reducing demand for our offerings and adversely affecting our business, financial condition and results of operations. Our competitors may more effectively internally utilize AI, enabling their business to run more efficiently than Sprout Social, placing us at a competitive disadvantage, and they may better incorporate AI into their product offerings, negatively impacting demand for our products.

AI advances have the potential to enable the development of alternative competitive services or enable our customers to reduce or bypass the use of our services, such as a reduction of seats used by our customers. If any of our customers, social network partners, competitors or new market entrants were to develop algorithms or other AI tools capable of replicating or better competing against our services, our services and solutions could, over time, become obsolete or unnecessary, or demand for our services could be significantly reduced, particularly if any such AI alternative proved to be more accurate, more efficient or more cost-effective. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, confidentiality or security risks, ethical concerns, legal liability or other complications that could adversely affect our business, reputation and financial results. For example, our employees and personnel may use AI technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various laws, including data privacy and security laws and AI-specific laws and other privacy obligations. Furthermore, AI technologies incorporated into our product offerings may use algorithms, datasets or training methodologies that may be flawed or contain deficiencies that may be difficult or impossible to proactively detect which, in turn, may suggest content that is factually inaccurate, biased or otherwise flawed. We also use AI to assist us in making certain decisions, which is similarly regulated by certain laws, including data privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. If such AI and machine learning-based outputs are deemed to be biased, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability.

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

Furthermore, AI is subject to data privacy and security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing AI, including the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI technologies and machine learning. These obligations may make it harder for us to conduct our business using AI technologies and machine learning, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies and machine learning, or prevent or limit our use of AI technologies and machine learning. For example, the U.S. Federal Trade Commission (“FTC”) has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI technologies and machine learning where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies and machine learning or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

For each of the years ended December 31, 2024, 2023 and 2022, we derived 27%, 28% and 28%, respectively, of our revenue from customers located outside of the United States. There are a variety of risks and costs associated with our international sales and operations, which include making investments prior to the proven adoption of our products, the cost of conducting our business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our platform and products will be accepted in international markets by potential customers. We believe our ability to attract new customers to subscribe to our platform or to attract existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited international sales force capacity, we may be unable to grow in international markets effectively.

Due to our international presence, we have some exposure to the effects of fluctuations in currency exchange rates. While we have primarily transacted with customers and vendors in U.S. dollars historically, we expect to conduct some transactions with our customers that are denominated in foreign currencies in the future. Fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations.

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

We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $62.0 million, $66.4 million and $50.2 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $354.4 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations.

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

Despite efforts designed to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. For example, we have been, and expect to continue being, the target of unsuccessful phishing and social engineering attacks, SQL and malformed input attacks, card testing attacks, and credential stuffing attacks targeting employee and customer access. We also cannot be certain that we will be able to prevent vulnerabilities in our software or quickly address vulnerabilities that we may become aware of in the future. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. As we rely on third-party cloud infrastructure and SaaS services, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of data and information. Any cybersecurity event, including any vulnerability in our software, cyberattack, intrusion or disruption, could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, and a decrease in customer and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident.

We employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. For example, our customers can avail of Single Sign-On (SSO) integration with our platform, services and products to enforce their Identity Provider (IdP) settings. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential compromise or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer relationships reputation, and revenue in the future may be adversely impacted.

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

Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of personal data. In addition, some of our customers or other relevant stakeholders may require us to notify them of data security breaches. Such notifications are costly, and the notification or the failure to comply with such requirements could lead to adverse consequences. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, encourage consumers to restrict the sharing of their personal data with our customers or the social media networks, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially harm our business.

We rely upon third parties to operate our platform and any disruption of or interference with our use of such third party providers would adversely affect our business, results of operations and financial condition.

We outsource the majority of our cloud infrastructure to Amazon Web Services, or AWS, which hosts our platform and products. In addition, we outsource a small portion of our cloud infrastructure to other providers, which, together with AWS, we refer to as our Hosting Providers. Our customers must have the ability to access our platform at any time, without interruption or degradation of performance. Our Hosting Providers run their own platform upon which our platform and products depend, and we are, therefore, vulnerable to service interruptions at our Hosting Providers. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of our Hosting Providers, is compromised, our platform or products are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. We note that our ability to conduct security audits on our Hosting Providers is limited and our contracts do not contain strong indemnification terms in our favor. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through our Hosting Providers or an alternative provider of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from our Hosting Providers may adversely affect our ability to meet our customers’ requirements.

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

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the total number of businesses in the United States or globally that we estimate will require a social media management platform, as set forth in our market opportunity estimates, will purchase our products at all or generate an amount of revenue indicated by our estimates of the average of our segment ACVs and our estimate of our direct competitor’s segment ACVs, as set forth in our market opportunity estimates. Any expansion in the markets in which we operate depends on a number of factors, including the cost, performance, and perceived value associated with our platforms and those of our competitors. Even if the markets in which we compete meet the size estimates, our business could fail to grow at similar rates. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth. For more information regarding the estimates of market opportunity and the forecasts of market growth, see “Business—Our Industry”.

The market in which we operate is competitive, and if we do not compete effectively, our operating results could be harmed.

The market for our social media management platform is fragmented, rapidly evolving, and competitive. In addition to competing with comprehensive social media management platforms with diverse capabilities, we compete with point solutions for influencer marketing, social listening, content management and distribution, employee advocacy, relationship management and social commerce, among others, as well as native use of individual social media networks. To remain competitive, we must deliver features and functionality that enhance the utility of our platform to our new and prospective customers, without the presence of software defects, adapt to changing functionality and APIs of the social media networks and other third party platforms, maintain and develop integrations with third parties that provide value to our customers, ensure our platform and products are easy to use and deliver value to our customers, provide a superior customer success and support experience and demonstrate value to our current and prospective customers across multiple functions within their organizations. We may not be successful in delivering on some or all of the foregoing or doing so while maintaining competitive pricing of our platform and products, which could result in customer dissatisfaction and adversely affect our business.

Some of our current and future competitors may benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services, larger sales and marketing or research and development budgets, more established relationships with social media networks and different or a greater number of third-party integrations. In addition, some of our competitors may make acquisitions or enter into strategic relationships to offer a broader range of products and services than we do. These combinations may make it more difficult for us to compete effectively. We expect this to continue as competitors attempt to strengthen or maintain their market positions.

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

In the ordinary course of business, we collect and process personal data and other sensitive data, including proprietary and confidential business data, intellectual property, and other third-party data. For example, we process personal data about our customers’ consumers, content creators, and other social media users that interact with our customers’ social media pages. Our data collection and processing activities subject us to certain data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. While we contractually prohibit our customers from using our platform to process, store, or collect sensitive information (such as personal health information or credit card information), our customers may breach these use prohibitions and cause us to inadvertently violate laws, rules, or regulations regarding the use and protection of personal data, which in turn may adversely impact our business.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for statutory fines for intentional violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have passed and are being considered in several other states, as well as at the federal and local levels.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the equivalent law in the UK GDPR impose strict requirements for processing the personal data of individuals. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Similar processing penalties and fines exist under the UK GDPR, and the variations in the application of GDPR in the UK following Brexit has increased the complexity of our compliance efforts. Further, individuals may initiate litigation related to our processing of their personal data. As another example, Brazil’s General Data Protection

Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) applies to our operations. The LGPD broadly regulates processing of personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) applies to our operations. We also process personal data about our customers’ consumers in Asia and therefore, may become subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

Additionally, we are subject to the EU’s Digital Services Act, or DSA, which imposes additional legal requirements on certain types of digital service providers, including online marketplaces. The DSA aims to prevent illegal and harmful activities online and combat the spread of disinformation and sets out a framework of layered responsibilities targeted at different types of services and imposes certain additional obligations on intermediary services, including a requirement to inform consumers of any illegal products or services being offered through the relevant digital platform. Depending on how the DSA and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations.

In addition, some of our customers may be subject to the EU’s Digital Operational Resilience Act (DORA) and similar UK regulatory requirements on operational resilience, which aim to protect against severe disruptions caused by cyberattacks and ICT issues. These laws may obligate our customers to impose contractual provisions on us, including certain mandatory third-party risk management provisions. If we fail to materially comply with these contractual requirements, we may be subject to investigations, audits or other adverse consequences.

Furthermore, in Europe, the Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR, UK GDPR, and laws in Switzerland generally restrict the transfer of personal data to countries that these jurisdictions consider to not provide an adequate level of personal data protection. Although there are currently various mechanisms that can be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, and we are, or may become in the future, subject to such obligations. For example, we may be subject to compliance with the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, and other statements, related to compliance with certain certifications or self-regulatory principles, regarding artificial intelligence, data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. As our platform and products evolve and the ways we use personal data change to meet the complex needs of our customer base, we continue to become subject to additional privacy and security obligations. Even if we believe we have satisfied compliance requirements in our activities, regulators may disagree with our compliance posture and issue high penalties and fines for noncompliance. Additionally, our sales cycles may increase due to increasingly rigorous privacy and security assessments that must be completed prior to purchasing our platform and products as a result of increased regulation. Preparation for and compliance with these obligations require us to devote significant resources (including, without limitation, financial and time-related resources). For example, the increased consumer control over the sharing of their personal data afforded by the CCPA may affect our customers’ ability to share such personal data with us or may require us to delete or remove consumer information from our records or data sets, which may result in considerable costs for our organization. Further, these obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model or our products. For example, social media networks (which are integral third-party services to our platform) are under heightened scrutiny from international regulators as well as individuals seeking to bring claims for alleged non-compliance. If the interpretation or application of data privacy or security laws or regulations adversely impact social media networks, this may change the APIs and data made available to us from the social media networks. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party that processes personal data on our behalf to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others.

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

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse consequences.

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process sensitive information. We may rely upon third party service providers and technologies to operate critical business systems to process confidential and personal data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may inadvertently share or receive sensitive information with or from third parties.

We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our platform) or the third-party information technology systems that support us and our services. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

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

We expend significant resources or modify our business activities in an effort to further protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures to protect our information technology systems, including our platform, and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents impacting the confidentiality or integrity of their data and we have processes to ensure timely notifications, which have been utilized when required. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our platform, products, or services, deter new customers from using our platform, products, or services, and negatively impact our ability to grow and operate our business. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our platform, products or other acts or omissions. For some of our larger customers, we sometimes negotiate additional indemnity provisions which may include indemnification for breaches of our obligations, representations or warranties in the subscription agreement, gross negligence or willful misconduct, breaches of confidentiality, losses related to security incidents, breach of the data processing addendum or violations of applicable law. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, operating results and financial condition.

From time to time, third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the platform or products they use or modify our platform or products. If we cannot obtain all necessary licenses on commercially reasonable terms or make such modifications to avoid a claim, our customers may be forced to stop using our platform or products. Further, customers may require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted or processed by our employees, platform or products. Although we normally contractually limit our liability with respect to breach of those obligations, we may still be responsible for substantial damages related to claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our platform or products, and harm our revenue, business and operating results.

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

We are currently subject to, and may become in the future, subject to litigation, disputes or regulatory inquiries for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively affect our business.

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies that experience volatility in the market price of their securities. We are currently, and may become in the future, subject to securities class actions, derivative suits or other securities-related legal actions. For example, as described further in Note 11 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report), beginning in May 2024, securities class action litigation and related stockholder derivative lawsuits (the “Securities Actions”) were filed against us and certain of our executives alleging violations of the federal securities laws for allegedly making false and misleading statements and omissions of fact. It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. The outcomes of the Securities Actions and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. We could be forced to expend significant resources in the defense of the Securities Actions and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, as the Securities Actions are currently at an early stage, and we cannot be certain how long it may take to resolve the Securities Actions or the possible amount of any damages that we may be required to pay. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in the settlement or defense of the Securities Actions and any potential future lawsuits, and we may not prevail in such lawsuits. Additionally, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage. We have not established any reserve for any potential liability relating to the Securities Actions or any potential future lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests in the Securities Actions, or in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition.

From time to time, we may also be involved in other types of litigation, disputes or regulatory inquiries that arise in the ordinary course of business. These may include claims, lawsuits and proceedings involving labor and employment, wage and hour, and commercial. We generally expect that the number, type and significance of claims, lawsuits, disputes and/or regulatory inquiries involving the Company may increase as our business expands and our company grows larger. While our agreements with customers generally limit our liability for damages arising from our platform, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued. Additionally, although we carry general liability insurance and director and officer liability insurance, these policies may not apply to cover all claims to which we are (or could be) exposed and/or may be inadequate to fully cover damages and/or liabilities resulting from such claims. Any claims against us, whether meritorious or not, could result in costly litigation, require significant amounts of management and employee time, adversely affect our reputation and/or result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our revenue, business, brand, results of operations and financial condition.

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

Risks Related to Ownership of Our Class A Common Stock

Our actual operating results may fluctuate from period to period and may differ significantly from any guidance provided.

Our guidance, including forward-looking statements about our business, is prepared by management and is qualified by, and subject to, a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies. Many of these uncertainties and contingencies are beyond our control and are based upon specific assumptions with respect to future events. We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed, but are not intended to represent that actual results could not fall outside of the suggested ranges or otherwise fluctuate from period to period. Factors that may cause fluctuations in our results of operations include, without limitation, those listed below:

•variability in our sales cycle, including as a result of the budgeting cycles and internal purchasing priorities of our customers;
•our limited history with key features of our platform;
•our ability to collect on accounts receivable;
•our ability to attract new customers;
•customer renewal rates;
•the timing of sales and recognition of revenue, which may vary as a result of changes in accounting rules and interpretations;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•network outages or actual or perceived security breaches or other incidents;
•general economic, market and political conditions; and
•the timing and success of introductions of new platform features and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance offered in periods of extreme uncertainty, such as the uncertainty caused by macroeconomic conditions, is inherently more speculative in nature than guidance offered in periods of relative stability. We have in the past, and may in the future, generate financial results that are below our stated guidance and/or lower or otherwise revise our guidance to reflect changes in our expected financial results. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results may vary from the guidance and the variations may be material. In addition, the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.

Actual operating results may be different from our guidance, and such differences may be adverse and material. In light of the foregoing, investors are urged to not to place undue reliance on our guidance. In addition, the market price of our Class A common stock may reflect various market assumptions as to the accuracy of our guidance. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our Class A common stock could decline substantially.

Our share price has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our Class A common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in light of the many risk factors listed in this section, as well as others beyond our control, including:

•variations in our financial results or those of our competitors;

•changes in earnings estimates, recommendations or coverage of our common stock by securities analysts;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•rumors, announcements or articles regarding our or our competitors’ operations, management, organization, products, acquisitions, strategic partnerships, capital commitments, financial condition or financial statements;
•additions or departures of key personnel;
•future sales of our common stock or other securities;
•litigation or regulatory actions involving us, including Securities Actions;
•general economic, industry, and market conditions;
•political developments in the United States, including potential implications from the recent elections; and
•other events or factors, including resulting from natural disasters, pandemics or responses to such events.

Furthermore, the stock markets and software and technology stocks have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies, as recently illustrated by the impact on stock markets from shifting macroeconomic conditions. In the past, following periods of volatility in the overall market and the trading price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, as described above, we are currently party to the Securities Actions. These broad market and industry fluctuations may negatively impact the market price of our Class A common stock and the resulting litigation could result in substantial costs and a diversion of our management’s attention and resources, which could, in turn, harm our business.

The dual class structure of our common stock and the existing ownership of capital stock by our Co-Founders have the effect of concentrating voting control with our Co-Founders for the foreseeable future, which limits the ability of our other investors to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2024, our outstanding Class B common stock represented approximately 55.8% of the voting power of our outstanding capital stock. In addition, as a result of our dual class stock, the holders of Class B common stock, our Co-Founders, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters for the foreseeable future. For example, these stockholders will control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, sale of assets or other major corporate transaction for the foreseeable future. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. This control may adversely affect the market price of our Class A common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2024, we had 51,277,740 shares of Class A common stock outstanding and 6,480,638 shares of Class B common stock outstanding.

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

We have and expect to continue to deploy resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. However, we cannot be certain that the actions we have taken and may in the future take to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner. Furthermore, as we grow as a business, including through acquisitions, our internal controls may become more complex and require additional resources to implement and be effective. We have in the past, and may in the future, fail to maintain adequate internal controls. The existence of any material weakness or significant deficiency could result in errors in our financial statements. If we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our Class A common stock to decline and make it more difficult for us to finance our operations and growth.

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

As of December 31, 2024, we had gross U.S. federal and state net operating loss carryforwards of approximately $308.5 million and $215.8 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

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

In order to protect our intellectual property, we may be required to spend resources to monitor and protect our rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely affect our business.

We rely on our intellectual property to distinguish our products, services, inventions and works of authorship, including software, from those of our competitors and to create competitive advantages in the marketplace. We have applied for and registered parts of this intellectual property in the United States and also applied for trademark protection in certain foreign countries. We cannot assure you that our intellectual property applications will be approved. Additionally, although we rely on copyright laws to protect our works of authorship, including our software, we do not apply to register the copyrights in any of our works.

We also rely on unpatented proprietary technology that is only protected to the extent that it is copyrightable, and kept secret from and not independently developed by others. To protect our trade secrets and other proprietary technology and information, we have entered into confidentiality agreements with most of our employees and consultants. We cannot assure you that these agreements will provide meaningful protection against unauthorized use, misappropriation or unlawful disclosure of such trade secrets, know-how or other proprietary technology information. In addition, the rapid adoption of AI software has made it increasingly difficult to keep proprietary information secret. If we are unable to maintain the proprietary nature of our technologies and information, our business, financial condition and results of operations could be harmed.

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

General Risk Factors

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, fluctuations in inflation, interest rates and uncertainty about economic stability. For example, ongoing overseas conflict has created volatility in the global capital markets, including disruptions of the global supply chain and energy markets. In addition, fluctuations in inflation and other macroeconomic pressures in the United States and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us, our customers, partners or other third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of global geopolitical tension or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. High levels of inflation can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, high inflation also could increase our customers’ operating costs, which could result in reduced social media budgets for our customers and potentially less demand for our platform and products. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

Our future performance depends on the continued service and contributions of our senior management and other key employees to execute on our business plan, to develop our platform and products, to attract and retain customers and to identify and pursue strategic opportunities. The loss of service of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our Chief Executive Officer, Ryan Barretto, and our Co-Founder and Executive Chair, Justyn Howard. The replacement of any of our senior management personnel would likely involve significant time and costs, and such loss could adversely affect our revenue, business, results of operations and financial condition.

If we cannot attract and retain qualified personnel or maintain our culture as we grow, we may be unable to execute our business strategy.

We believe that a critical component of our success has been our company culture and values. We have invested substantial time and resources in building our team and we believe our strong employer brand has been instrumental in our ability to attract and retain highly qualified personnel. Competition for executives, software engineers, product managers, sales personnel and other key personnel in the software industry is intense. We have experienced and may in the future experience difficulty attracting and retaining qualified candidates to fill open positions. To remain competitive, we must also retain and motivate existing employees through compelling compensation practices, career development opportunities and our company culture and values. As we continue to expand our presence and offer remote work options, it will be essential to preserve our company culture and values across an increasingly dispersed workforce. Any failure to preserve the company culture and values we have created could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
As a federal government contractor, we are required to maintain plans to ensure compliance with nondiscrimination and regulatory requirements for qualified employees in compliance with Section 503 of the Rehabilitation Act and the Vietnam Era Veterans’ Readjustment Assistance Act. Previously, federal contractors were obligated to comply with Executive Order 11246, which mandated the development of affirmative action programs focused on race and gender. Recent executive orders have eliminated this requirement.

This change in law may present several risks, including the perception among internal and external stakeholders that the company is moving away from its commitment to equal opportunity for race and gender. This perception could lead to challenges in hiring or retaining employees and other adverse operational impacts. However, failure to comply with changes in the law could expose Sprout to administrative, civil, or criminal liabilities, including fines, penalties, repayments, or suspension or debarment from eligibility for future U.S. government contracts. Additionally, Sprout’s effort to build an inclusive workforce in compliance with the law could lead to legal challenges.

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

As of December 31, 2024, we had $25 million in secured indebtedness outstanding under the Credit Agreement. This substantial level of debt could have important consequences to our business, including, but not limited to:

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

We have funded our operations since inception primarily through sales of equity securities, bank loans and subscription payments by our customers for use of our platform and products. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our platform or products or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Changing macroeconomic conditions, including fluctuations in interest rates and volatility in the capital markets, exacerbate this risk. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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
Risk Management and Strategy
We implement and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical infrastructure, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our employees and customers (“Information Systems and Data”).
Sprout Social maintains an overarching security program comprising several teams including (1) Security Operations, (2) Information Technology, (3) Application Security, (4) Infrastructure Security, and (5) Governance, Risk, and Compliance. Together, these teams help identify, assess and manage the Company’s cybersecurity threats and risks using various methods including, for example, internal and external audits, automated and manual tools, threat assessments for internal and external threats, software and services that identify cybersecurity threats, third party threat assessments, a vulnerability management policy and program, incident response exercises, and evaluating threats reported to us through an external bug bounty program.
Our security program is designed to align with the ISO 27001 (International Organization for Standardization) standard, incorporates elements from the National Institute of Standards and Technology (NIST), and is regularly reviewed and audited by independent external third-party auditors. Depending on the environment, as part of our security program, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, a general information security policy, incident response plan and incident response policy, data classification, protection, retention, and destruction policy, server protection and logging standards, vulnerability management program, vendor selection and security standard, business continuity and disaster recovery plan, employee onboarding, offboarding, and access escalation policy, risk management and audit policy, regular penetration testing of certain networks, maintaining industry recognized certifications, cybersecurity insurance, and dedicated cybersecurity staff.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and identified in the Company’s risk register. Also, the security team works with management to help identify, discuss, and prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. In addition, we use third-party service providers to assist us from time to time in reviewing our policies, standards and procedures, identifying and assessing material risks from cybersecurity threats, and making recommendations to improve our security program, including, for example, professional services firms, external legal counsel, penetration testing firms, cybersecurity consultants, and cybersecurity software providers.
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
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the sections of our risk factors titled “Risks Related to the Use of Technology” and “Legal and Regulatory Risks.”
Governance
Our overarching security program, enterprise-wide cybersecurity strategy, risk management program, and related security policies, standards, and processes are managed by the Vice President of Information Technology, Security, and Compliance and the Chief Technology Officer. They are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s business strategy, communicating key priorities to relevant personnel, approving budgets, preparing for cybersecurity incidents, approving cybersecurity policies, and reviewing internal and external security assessments and other security-related reports. They also report on our risk management program, overall security posture, progress on maturing the security program, and new or emerging risks to senior management and the Board of Directors.
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
Item 2. Properties
Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 128,000 square feet of office space. In November 2024, the Company entered into an amendment to its Chicago office lease agreement, which will result in an early termination to one floor of the leased space effective December 31, 2025 and also extended the term for the remaining floor to December 31, 2032. Following the early termination to one floor of leased space on December 31, 2025, our office space in Chicago will reduce down to approximately 64,000 square feet. We also have office locations in Seattle, Washington; Dublin, Ireland; Santa Monica, California; and Kraków, Poland. These offices are leased, and we do not own any real property.
We believe that our facilities are suitable to meet our current needs.
Item 3. Legal Proceedings
See Note 11 - “Commitments and Contingencies” of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part I, Item 3.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock has been listed on the Nasdaq Capital Market under the symbol “SPT” since December 13, 2019.
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of February 14, 2025, we had 5 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
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
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the Nasdaq Computer Index. The graph assumes an initial investment of $100 in our Class A common stock at the market close on December 31, 2019. Data for the S&P 500 Index and the Nasdaq Computer Index assume reinvestment of dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

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
We generate revenue primarily from subscriptions to our social media management platform under a software-as-a-service model. Our subscriptions can range from monthly to one-year or multi-year arrangements and are generally non-cancellable during the contractual subscription term. Subscription revenue is recognized ratably over the contract terms beginning on the date the product is made available to customers, which typically begins on the commencement date of each contract. We also generate revenue from professional services related to our platform provided to certain customers, which is generally recognized at the time these services are provided to the customer. This revenue has historically represented less than 1% of our revenue and is expected to be immaterial for the foreseeable future.
Our tiered subscription-based model allows our customers to choose among three core plans to meet their needs. Each plan is licensed on a per user per month basis at prices dependent on the level of features offered. Additional product modules, which offer increased functionality depending on a customer’s needs, can be purchased by the customer on a per user per month basis.
We generated revenue of $405.9 million, $333.6 million and $253.8 million during the years ended December 31, 2024, 2023, and 2022, respectively, representing growth of 22% in 2024 and 31% in 2023. In 2024, software subscriptions contributed 99% of our revenue. We generated net losses of $62.0 million, $66.4 million and $50.2 million during the years ended December 31, 2024, 2023, and 2022, respectively. Our net losses include stock-based compensation expense of $84.3 million, $67.7 million and $47.7 million in the years ended December 31, 2024, 2023, and 2022, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
Macroeconomic Conditions

As a company with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, fluctuations in inflation and interest rates, ongoing overseas conflict, volatility in the capital markets and related market uncertainty. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
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
We have included the financial results of Tagger in our consolidated financial statements from the date of acquisition. The impact of Tagger’s financial results following the date of acquisition were not significant to Sprout Social’s consolidated financial statements. Refer to Note 4 - Business Combinations of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for further discussion.
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
The Repustate acquisition has increased our power, breadth and automation of social listening, messaging, and customer care capabilities with added sentiment analysis, natural language processing (NLP) and artificial intelligence (AI). We have included the financial results of Repustate in our consolidated financial statements from the date of acquisition. The impact of Repustate’s financial results following the date of acquisition were not significant to Sprout Social’s consolidated financial statements. Refer to Note 4 - Business Combinations of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for further discussion.

Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have approximately 30,000 customers. For the year ended December 31, 2024, as compared to the year ended December 31, 2023, while our total number of customers decreased, our number of customers contributing over $10,000 in annualized recurring revenue (“ARR”) and $50,000 in ARR increased. In addition, as we continue to focus on expanding our enterprise customer base, we have experienced and expect to continue to experience longer and more expansive average sale cycles and increased pricing pressure, which may be exacerbated by the macroeconomic factors described above. We expect these trends to continue as we remain focused on our most sophisticated customers.
Expanding within our current customer base
We believe that there is a substantial opportunity for organic growth within our existing customer base. Customers often begin by purchasing a small number of user subscriptions and then expand over time, increasing the number of users or social profiles, as well as purchasing additional product modules. Customers may then expand use-cases between various departments to drive collaboration across their organizations. Our sales and customer success efforts include encouraging organizations to expand use-cases to more fully realize the value from the broader adoption of our platform throughout an organization. We will continue to invest in enhancing awareness of our brand, creating additional uses for our products and developing more products, features and functionality of existing products, which we believe are vital to achieving increased adoption of our platform. We have a history of attracting new customers and we have recently increased our focus on expanding their use of our platform over time.
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, because we believe this metric reflects our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net retention rate for the years ended December 31, 2024 and 2023 was 104% and 107%, respectively. Our dollar-based net retention rate excluding our SMB customers for the years ended December 31, 2024 and 2023 was 108% and 111%, respectively.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the year ended December 31, 2024 was approximately 27% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia, the Philippines and Poland to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. As previously disclosed, we no longer believe that ARR and total number of customers are key performance indicators of Sprout Social’s business due to our evolving customer mix and we will no longer publicly disclose these metrics.
While we no longer believe that ARR and total number of customers are key performance indicators of Sprout Social’s business, the definitions of these metrics are necessary for an understanding of how we define number of customers contributing over $10,000 in ARR and number of customers contributing over $50,000 in ARR. For this purpose, we define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period and we define a customer as a unique account, multiple accounts containing a common non-personal email domain, or multiple accounts governed by a single agreement or entity.
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

	As of December 31,
	2024	2023
Number of customers contributing more than $10,000 in ARR	9,327	8,689

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

	As of December 31,
	2024	2023
Number of customers contributing more than $50,000 in ARR	1,718	1,399

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
Professional Services
We sell professional services consisting of, but not limited to, implementation fees, specialized training, one-time reporting services and recurring periodic reporting services. Professional services revenue is generally recognized at the time these services are provided to the customer. This revenue has historically represented less than 1% of our revenue and is expected to be immaterial for the foreseeable future.
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
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expense related to the credit facility and is offset by interest income earned on our cash and investment balances.
Other Expense, Net
Other expense, net consists of foreign currency transaction gains and losses.
Income Tax Provision
The income tax provision consists of current and deferred taxes for our United States and foreign jurisdictions. We have historically reported a taxable loss in our most significant jurisdiction, the United States, and have a full valuation allowance against our deferred tax assets related to domestic operations and certain deferred tax assets related to foreign operations. We expect this trend to continue for the foreseeable future.

Results of Operations
The following tables set forth information comparing the components of our results of operations in dollars and as a percentage of total revenue for the periods presented.

	Years Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue
Subscription	$402,022	$330,458	$251,213
Professional services and other	3,886	3,185	2,615
Total revenue	405,908	333,643	253,828
Cost of revenue(1)
Subscription	90,305	75,076	58,767
Professional services and other	1,170	1,192	1,091
Total cost of revenue	91,475	76,268	59,858
Gross profit	314,433	257,375	193,970
Operating expenses
Research and development(1)	102,794	79,550	61,436
Sales and marketing(1)	184,122	168,091	123,695
General and administrative(1)	87,873	79,011	60,515
Total operating expenses	374,789	326,652	245,646
Loss from operations	(60,356)	(69,277)	(51,676)
Interest expense	(3,525)	(2,754)	(153)
Interest income	3,973	7,021	2,535
Other expense, net	(1,393)	(768)	(580)
Loss before income taxes	(61,301)	(65,778)	(49,874)
Income tax (benefit) expense	670	649	366
Net loss	$(61,971)	$(66,427)	$(50,240)
_______________
(1)Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$3,936	$3,224	$2,491
Research and development	25,619	18,478	11,280
Sales and marketing	31,544	30,116	23,066
General and administrative	23,204	15,886	10,901
Total stock-based compensation	$84,303	$67,704	$47,738

	Years Ended December 31,
	2024	2023	2022

	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%
Professional services and other	1%	1%	1%
Total revenue	100%	100%	100%
Cost of revenue
Subscription	22%	23%	23%
Professional services and other	—%	—%	—%
Total cost of revenue	23%	23%	24%
Gross profit	77%	77%	76%
Operating expenses
Research and development	25%	24%	24%
Sales and marketing	45%	50%	49%
General and administrative	22%	24%	24%
Total operating expenses	92%	98%	97%
Loss from operations	(15)%	(21)%	(21)%
Interest expense	(1)%	(1)%	—%
Interest income	1%	2%	1%
Other expense, net	—%	—%	—%
Loss before income taxes	(15)%	(20)%	(20)%
Income tax (benefit) expense	—%	—%	—%
Net loss	(15)%	(20)%	(20)%
Note: Certain amounts may not sum due to rounding

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue

	Years Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Revenue
Subscription	$402,022	$330,458	$71,564	22%
Professional services and other	3,886	3,185	701	22%
Total revenue	$405,908	$333,643	$72,265	22%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%

The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 7% versus the prior year and customers contributing over $50,000 in ARR grew 23% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$90,305	$75,076	$15,229	20%
Professional services and other	1,170	1,192	(22)	(2)%
Total cost of revenue	91,475	76,268	15,207	20%
Gross profit	$314,433	$257,375	$57,058	22%
Gross margin
Total gross margin	77%	77%
The increase in cost of subscription revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the following:

Change
(in thousands)
Data provider fees	$8,083
Personnel costs	1,780
Amortization of intangible assets	1,645
Stock-based compensation expense	712
Other	3,009
Subscription cost of revenue	$15,229
Fees paid to our data providers increased due to higher costs of third-party data utilized in our platform. Personnel costs and stock-based compensation expense increased as we continue to invest in our customer support and customer success teams to support our customer growth. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the Tagger acquisition in August 2023. The increase in other was primarily driven by hosting fees.

Operating Expenses
Research and Development

	Years Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development	$102,794	$79,550	$23,244	29%
Percentage of total revenue	25%	24%

The increase in research and development expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$11,617
Stock-based compensation expense	7,141
Restructuring costs	2,958
Other	1,528
Research and development	$23,244
Personnel costs and stock-based compensation expense increased primarily as a result of higher headcount within our research and development teams throughout the majority of the year. Restructuring costs were driven by a restructuring plan, which resulted in a reduction of approximately 50 roles, initiated in November 2024 to improve the efficiency and effectiveness of the research and development organization.
Sales and Marketing

	Years Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Sales and marketing	$184,122	$168,091	$16,031	10%
Percentage of total revenue	45%	50%

The increase in sales and marketing expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the following:

Change
(in thousands)
Personnel costs	$22,219
Stock-based compensation expense	1,428
Advertising	1,074
Other	1,545
Sales commission expense	(10,235)
Sales and marketing	$16,031
Personnel costs increased primarily as a result of an increase in headcount as we continue to expand our sales teams to grow our customer base. Headcount in the sales and marketing organization throughout 2024 was on average 14% higher than 2023. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in other expense was driven by various marketing events and initiatives. The decrease in sales commission expense was driven by updating the period of benefit from three to five years which was accounted for as a change in accounting estimate. See Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for additional information on the change in accounting estimate.
General and Administrative

	Years Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
General and administrative	$87,873	$79,011	$8,862	11%
Percentage of total revenue	22%	24%

The increase in general and administrative expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$7,318
Personnel costs	5,204
Amortization of intangible assets	965
Other	1,217
Gain on lease modification	(1,570)
Acquisition-related costs	(4,272)
General and administrative	$8,862
Personnel costs increased primarily as a result of an increase in headcount as we continue to invest in our finance, legal and other administrative functions to support the company’s growth.

Headcount in the general and administrative organizations throughout 2024 was on average 11% higher than 2023. The increase in stock-based compensation expense was primarily driven by equity grants made to the executive team. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the Tagger acquisition in August 2023. The non-cash gain on lease modification was due to the amendment of our Chicago office lease agreement in November 2024. See Note 6 - “Operating Leases” of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for additional information on the lease amendment. The decrease in acquisition-related costs was driven by costs associated with the Tagger acquisition in August 2023.
Interest Income, Net

	Years Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Interest income, net	$448	$4,267	$(3,819)	(90)%
Percentage of total revenue	—%	1%

The decrease in interest income, net was primarily driven by higher interest expense from the credit facility, partially offset by lower interest income attributable to a lower balance of marketable securities.
Other Expense, Net

	Years Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Other expense, net	$(1,393)	$(768)	$(625)	81%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by higher foreign exchange transaction losses.
Income Tax Expense

	Years Ended December 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Income tax expense	$670	$649	$21	3%
Percentage of total revenue	—%	—%

The change in income tax expense was due to higher earnings in foreign jurisdictions.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenue

	Years Ended December 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$330,458	$251,213	$79,245	32%
Professional services and other	3,185	2,615	570	22%
Total revenue	$333,643	$253,828	$79,815	31%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
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
Fees paid to our data providers increased due to higher costs of third-party data utilized in our platform. Personnel costs increased primarily as a result of a 9% increase in headcount as we continue to grow our customer support and customer success teams to support our customer growth. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the Tagger acquisition.
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
Personnel costs and stock-based compensation expense increased primarily as a result of an 18% increase in headcount as we continue to invest in our finance, legal and other administrative functions to support the company’s growth. Acquisition-related costs increased due to the acquisition of Tagger on August 2, 2023. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the Tagger acquisition. The increase in credit losses on accounts receivable was primarily driven by higher accounts receivable balances.
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
Non-GAAP Gross Profit
We define non-GAAP gross profit as GAAP gross profit, excluding stock-based compensation expense, amortization expense associated with the acquired developed technology from the Tagger acquisition and restructuring charges. We believe non-GAAP gross profit provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, amortization expense and restructuring charges, which are often unrelated to overall operating performance. During the fourth quarter of 2024, we revised our definition of non-GAAP gross profit to exclude restructuring charges associated with a workforce reorganization, consisting primarily of severance and other personnel-related costs.

	Year Ended December 31,
	2024	2023	2022
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross Profit	$314,433	$257,375	$193,970
Stock-based compensation expense	3,936	3,224	2,491
Amortization of acquired developed technology	2,820	1,175	—
Restructuring charges	62	—	—
Non-GAAP gross profit	$321,251	$261,774	$196,461
Non-GAAP Operating Income (Loss)
We define non-GAAP operating income (loss) as GAAP loss from operations, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition, restructuring charges and non-cash gains from lease modifications. We believe non-GAAP operating income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses, amortization expense, restructuring charges and non-cash gains from lease modifications, which are often unrelated to overall operating performance. During the fourth quarter of 2024, we revised our definition of non-GAAP operating income (loss) to exclude restructuring charges associated with a workforce reorganization, consisting primarily of severance and other personnel-related costs, and non-cash gain related to an office lease modification.

	Year Ended December 31,
	2024	2023	2022
Reconciliation of Non-GAAP operating income (loss)	(dollars in thousands)
Loss from operations	$(60,356)	$(69,277)	$(51,676)
Stock-based compensation expense	84,303	67,704	47,738
Acquisition-related expenses	—	4,272	—
Amortization of acquired intangible assets	4,851	2,022	—
Restructuring charges	3,020	—	—
Gain on lease modification	(1,570)	—	—
Non-GAAP operating income (loss)	$30,248	$4,721	$(3,938)
Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition, restructuring charges and non-cash gains from lease modifications. We believe non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses, amortization expense, restructuring charges and non-cash gains from lease modifications, which are often unrelated to overall operating performance. During the fourth quarter of 2024, we revised our definition of non-GAAP net income (loss) to exclude restructuring charges associated with a workforce reorganization, consisting primarily of severance and other personnel-related costs, and non-cash gain related to an office lease modification.

	Year Ended December 31,
	2024	2023	2022
Reconciliation of Non-GAAP net income (loss)	(dollars in thousands)
Net loss	$(61,971)	$(66,427)	$(50,240)
Stock-based compensation expense	84,303	67,704	47,738
Acquisition-related expenses	—	4,272	—
Amortization of acquired intangible assets	4,851	2,022	—
Restructuring charges	3,020	—	—
Gain on lease modification	(1,570)	—	—
Non-GAAP net income (loss)	$28,633	$7,571	$(2,502)
Non-GAAP Net Income (Loss) per Share
We define non-GAAP net income (loss) per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense, acquisition-related expenses and amortization expense associated with the acquired intangible assets from the Tagger acquisition, restructuring charges and non-cash gains from lease modifications. We believe non-GAAP net income (loss) per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses and amortization expense, restructuring charges and non-cash gains from lease modifications, which are often unrelated to overall operating performance. During the fourth quarter of 2024, we revised our definition of non-GAAP net income (loss) per share to exclude restructuring charges associated with a workforce reorganization, consisting primarily of severance and other personnel-related costs, and non-cash gain related to an office lease modification.

	Year Ended December 31,
	2024	2023	2022
Reconciliation of Non-GAAP net income (loss) per share
Net loss per share attributable to common shareholders, basic and diluted	$(1.09)	$(1.19)	$(0.92)
Stock-based compensation expense per share	1.48	1.22	0.87
Acquisition-related expenses	—	0.08	—
Amortization of acquired intangible assets	0.09	0.03	—
Restructuring charges	0.05	—	—
Gain on lease modification	(0.03)	—	—
Non-GAAP net income (loss) per share	$0.50	$0.14	$(0.05)

Non-GAAP Free Cash Flow
Non-GAAP free cash flow is a non-GAAP financial measure that we define as net cash used in operating activities less expenditures for property and equipment, acquisition-related costs, interest and payments related to restructuring charges. We believe that non-GAAP free cash flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash used in our core operations that, after the expenditures for property and equipment, acquisition-related costs, interest and payments of restructuring charges, is available to be used for strategic initiatives. For example, if non-GAAP free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of non-GAAP free cash flow is that it does not reflect our future contractual obligations. Additionally, non-GAAP free cash flow does not represent the total increase or decrease in our cash balance for a given period. During the fourth quarter of 2024, we revised our definition of non-GAAP free cash flow to exclude payments related to restructuring charges associated with a workforce reorganization.

	Year Ended December 31,
	2024	2023	2022
Reconciliation of non-GAAP free cash flow	(dollars in thousands)
Net cash provided by operating activities	$26,321	$6,456	$10,668
Expenditures for property and equipment	(2,950)	(2,073)	(1,824)
Interest paid on credit facility	3,635	1,588	—
Acquisition-related costs	—	4,272	—
Payments related to restructuring charges	2,682	—	—
Non-GAAP free cash flow	$29,688	$10,243	$8,844
Liquidity and Capital Resources
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $86.4 million, marketable securities of $3.7 million, and net accounts receivable of $84.0 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit and in previous years, we had negative cash flows from operations. However, during the years ended December 31, 2024, 2023 and 2022, we generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future as we continue to grow the business. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial and other factors that are beyond our control, such as rising inflation rates and a potential recession. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
Prior to our IPO in December 2019, we financed our operations primarily through private issuance of equity securities and line of credit borrowings. In our IPO, we received net proceeds of $134.3 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.2 million. We subsequently received an additional $10.0 million of net proceeds after deducting underwriting discounts and commissions in January 2020 as a result of the over-allotment option exercise by the underwriters of our IPO. In August 2020, we received $42.1 million of net proceeds from our equity follow-on offering after deducting underwriting discounts and commissions. As described below, in August 2023, we borrowed $75 million under the Facility (defined below) in connection with the Tagger acquisition. Our principal uses of cash in recent periods have been to fund operations, pay for acquisitions, invest in marketable securities, pay down the Facility and invest in capital expenditures.

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
Borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Credit Agreement), subject to certain terms and conditions under the Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. As of December 31, 2024, the borrowings under the Facility were designated as SOFR Loans. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s liquidity.
The Credit Agreement includes customary conditions to credit extensions, affirmative and negative covenants, and customary events of default. In addition, the Credit Agreement contains financial covenants as to (i) minimum liquidity, requiring the maintenance, at all times and measured at the end of each fiscal quarter, of cash and cash equivalents of not less than the greater of (x) $30 million and (y) 30% of the total revolving commitments, and (ii) minimum recurring revenue growth, requiring recurring revenue growth for the trailing four fiscal quarter period, measured at the end of each fiscal quarter, of not less than 115% of the actual recurring revenue for the same period in the prior fiscal year. As of December 31, 2024, we were in compliance with the covenants in the Credit Agreement and expect to be in compliance with the covenants for the next 12 months.

On August 1, 2023, we borrowed $75 million under the Credit Agreement in connection with the Tagger acquisition. As of December 31, 2024, $25 million remains outstanding under the Credit Agreement. Refer to Note 8 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for further discussion.

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$26,321	$6,456	$10,668
Net cash provided by (used in) investing activities	40,726	(86,635)	(37,672)
Net cash provided by (used in) financing activities	(30,324)	53,957	(193)
Net increase (decrease) in cash, cash equivalents and restricted cash	$36,723	$(26,222)	$(27,197)
Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the years ended December 31, 2024, 2023 and 2022, we generated positive cash flows from operations.
Net cash provided by operating activities during the year ended December 31, 2024 was $26.3 million, which resulted from a net loss of $62.0 million adjusted for non-cash charges of $112.5 million and net cash outflow of $24.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $84.3 million of stock-based compensation expense, $10.0 million of depreciation and intangible asset amortization expense, $16.3 million for amortization of deferred contract acquisition costs, which were primarily commissions, $1.7 million for credit losses on accounts receivable, $1.8 million of amortization of right-of-use, or ROU, operating lease assets and a $1.6 million gain on lease modification. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $34.2 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $22.3 million increase in gross accounts receivable, a $5.5 million increase in prepaid expenses and other assets and a $3.6 million decrease in operating lease liabilities. These outflows were partially offset by a $38.2 million increase in deferred revenue and a $3.1 million increase in accounts payable and accrued expenses.
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
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2024 was $40.7 million, which was primarily due to $45.1 million in proceeds from the maturities of marketable securities, partially offset by $3.0 million in purchases of computer equipment and hardware and the $1.5 million payout of the Repustate acquisition purchase price holdback.
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
Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 was $30.3 million, primarily driven by $30.0 million in repayments of the Facility and $2.3 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $2.0 million of proceeds under our employee stock purchase plan.
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

Contractual Obligations
As of December 31, 2024, we have $25 million outstanding under the Credit Agreement, which matures on August 1, 2028. Refer to Note 8 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for further discussion.
As of December 31, 2024, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of December 31, 2024, the total obligation for operating leases was $22.5 million, of which $4.9 million is expected in the next twelve months. As of December 31, 2024, our purchase commitment for primarily data and services was $11.7 million, of which $7.4 million is expected in the next twelve months. See Note 6 and Note 11 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for more information regarding these obligations.
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
Deferred Sales Commissions
Sales force commissions are considered incremental costs of obtaining a contract with a customer. Sales commissions earned for initial contracts and for expansion of contracts with existing customers are deferred and amortized on a straight-line basis over a period of benefit that we have determined to be five years. Determining the period of benefit of requires judgment for which we take into consideration products sold, expected customer life, expected contract renewals, technology life cycle and other factors. The Company assesses the expected period of benefit on an annual basis and whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Based on the assessment performed during the first quarter of 2024, the Company updated the period of benefit from three years to five years. Refer to Note 1 - Nature of Operations and Summary of Significant Accounting Policies of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report) for further discussion on the impact of the change in estimate.

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
In both December 2020 and October 2021, we granted 120,000 restricted stock units to our President requiring both the satisfaction of a service condition and a performance condition prior to vesting. For each of these awards, the performance condition was considered probable at the grant date and the awards have been recognized as compensation expense over their respective requisite service periods. In 2024 and 2023, we recognized $2.7 million and $5.2 million, respectively, of stock-based compensation expense in relation to these awards.
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
We had cash and cash equivalents totaling $86.4 million as of December 31, 2024, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $3.7 million which were invested in investment-grade corporate bonds. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of December 31, 2024, we had $25 million in secured indebtedness outstanding under the Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.75% to 2.25% based on the Company’s liquidity. Refer to Note 8 of the Notes to the Financial Statements (Part I, Item 8 of this Annual Report).
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

Item 8. Financial Statements and Supplementary Data

Sprout Social, Inc.
Consolidated Financial Statements
As of December 31, 2024 and 2023 and for the Years Ended December 31, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sprout Social, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sprout Social, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matter

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

Revenue Recognition – Subscription Revenue

As described in Note 1 to the consolidated financial statements, the Company generates revenues from subscriptions to the Company’s web-based social media management platform under a software-as-a-service model. The Company’s subscriptions can range from monthly to one-year or multi-year arrangements and are generally non-cancellable. The Company’s customers do not have the right to take possession of the online software solution. The Company commences revenue recognition when control of these products is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for such products. The Company’s subscription revenue was $402.0 million for the year ended December 31, 2024.

The principal considerations for our determination that performing procedures relating to revenue recognition – subscription revenue is a critical audit matter are the high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s subscription revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the subscription revenue recognition process, including controls over the recording of subscription revenue when control is transferred to the customer. These procedures also included, among others, (i) testing, on a sample basis, the completeness, accuracy and occurrence of subscription revenue recognized by obtaining and inspecting source documents, such as invoices, customer agreements, and cash receipts from customers, where applicable; and (ii) testing a sample of outstanding customer invoice balances as of December 31, 2024 by obtaining and inspecting source documents, such as invoices, customer agreements, and subsequent cash receipts from customers, where applicable.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 26, 2025
We have served as the Company’s auditor since 2018.

Sprout Social, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$86,437	$49,760
Marketable securities	3,745	44,645
Accounts receivable, net of allowances of $2,169 and $2,177 at December 31, 2024 and 2023, respectively	84,033	63,489
Deferred commissions	20,184	27,725
Prepaid expenses and other assets	15,816	10,324
Total current assets	210,215	195,943
Marketable securities, noncurrent	—	3,699
Property and equipment, net	10,951	11,407
Deferred commissions, net of current portion	51,653	26,240
Operating lease, right-of-use asset	11,326	8,729
Goodwill	121,315	121,404
Intangible assets, net	21,914	28,065
Other assets, net	967	1,098
Total assets	$428,341	$396,585
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,984	$6,933
Deferred revenue	178,585	140,536
Operating lease liability	3,747	3,948
Accrued wages and payroll related benefits	20,567	18,362
Accrued expenses and other	10,869	11,260
Total current liabilities	220,752	181,039
Revolving credit facility	25,000	55,000
Deferred revenue, net of current portion	1,101	920
Operating lease liability, net of current portion	14,543	15,083
Other noncurrent liabilities	351	351
Total liabilities	261,747	252,393
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 54,219,684 and 51,277,740 shares issued and outstanding, respectively, at December 31, 2024; 52,133,594 and 49,241,563 shares issued and outstanding, respectively, at December 31, 2023	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 6,687,582 and 6,480,638 shares issued and outstanding, respectively, at December 31, 2024; 7,201,140 and 6,994,196 shares issued and outstanding, respectively, at December 31, 2023	1	1
Additional paid-in capital	558,391	471,789
Treasury stock, at cost	(37,422)	(35,113)
Accumulated other comprehensive loss	3	(77)
Accumulated deficit	(354,383)	(292,412)
Total stockholders’ equity	166,594	144,192
Total liabilities and stockholders’ equity	$428,341	$396,585
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue
Subscription	$402,022	$330,458	$251,213
Professional services and other	3,886	3,185	2,615
Total revenue	405,908	333,643	253,828
Cost of revenue
Subscription	90,305	75,076	58,767
Professional services and other	1,170	1,192	1,091
Total cost of revenue	91,475	76,268	59,858
Gross profit	314,433	257,375	193,970
Operating expenses
Research and development	102,794	79,550	61,436
Sales and marketing	184,122	168,091	123,695
General and administrative	87,873	79,011	60,515
Total operating expenses	374,789	326,652	245,646
Loss from operations	(60,356)	(69,277)	(51,676)
Interest expense	(3,525)	(2,754)	(153)
Interest income	3,973	7,021	2,535
Other expense, net	(1,393)	(768)	(580)
Loss before income taxes	(61,301)	(65,778)	(49,874)
Income tax (benefit) expense	670	649	366
Net loss	$(61,971)	$(66,427)	$(50,240)
Net loss per share attributable to common shareholders, basic and diluted	$(1.09)	$(1.19)	$(0.92)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	56,935,910	55,664,404	54,611,616
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(61,971)	$(66,427)	$(50,240)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities, net of tax	80	292	(369)
Comprehensive loss	$(61,891)	$(66,135)	$(50,609)
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Voting Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2021	54,153,771	$5	$351,774	3,026,400	$(30,824)	$—	$(175,745)	$145,210
Exercise of stock options	41,045	—	16					16
Stock-based compensation expense			47,906					47,906
Issuance of common stock from settlement of equity awards	793,023	—						—
Taxes paid related to net share settlement of equity awards				31,048	(1,909)			(1,909)
Issuance of common stock in connection with employee stock purchase plan	35,504		1,723					1,723
Other comprehensive loss, net of tax						(369)		(369)
Net loss							(50,240)	(50,240)
Balances at December 31, 2022	55,023,343	5	401,419	3,057,448	(32,733)	(369)	(225,985)	142,337
Exercise of stock options	30,000	—	29					29
Stock-based compensation expense			68,002					68,002
Issuance of common stock from settlement of equity awards	1,122,902	—						—
Taxes paid related to net share settlement of equity awards				41,527	(2,380)			(2,380)
Issuance of common stock in connection with employee stock purchase plan	59,514		2,339					2,339
Other comprehensive gain, net of tax						292		292
Net loss							(66,427)	(66,427)
Balances at December 31, 2023	56,235,759	5	471,789	3,098,975	(35,113)	(77)	(292,412)	144,192
Exercise of stock options	27,010	—	29					29
Stock-based compensation expense			84,617					84,617
Issuance of common stock from settlement of equity awards	1,427,291	—						—
Taxes paid related to net share settlement of equity awards				49,913	(2,309)			(2,309)
Issuance of common stock in connection with employee stock purchase plan	68,318		1,956					1,956
Other comprehensive gain, net of tax						80		80
Net loss							(61,971)	(61,971)
Balances at December 31, 2024	57,758,378	$5	$558,391	3,148,888	$(37,422)	$3	$(354,383)	$166,594
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(61,971)	$(66,427)	$(50,240)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	3,890	3,137	2,859
Amortization of line of credit issuance costs	206	86	30
Accretion of discount on marketable securities	(406)	(3,203)	(625)
Amortization of acquired intangible assets	6,151	3,541	1,039
Amortization of deferred commissions	16,347	26,582	18,638
Amortization of right-of-use operating lease asset	1,827	1,553	1,035
Stock-based compensation expense	84,303	67,704	47,738
Provision for accounts receivable allowances	1,709	2,418	1,199
Gain on lease modification	(1,570)	—	—
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	(22,253)	(26,982)	(11,549)
Prepaid expenses and other current assets	(5,452)	444	(125)
Deferred commissions	(34,219)	(40,540)	(30,328)
Accounts payable and accrued expenses	3,124	(226)	7,051
Deferred revenue	38,230	41,918	26,878
Lease liabilities	(3,595)	(3,549)	(2,932)
Net cash provided by operating activities	26,321	6,456	10,668
Cash flows from investing activities
Expenditures for property and equipment	(2,950)	(2,073)	(1,824)
Payments for business acquisition, net of cash acquired	(1,409)	(145,636)	—
Purchases of marketable securities	—	(63,085)	(189,962)
Proceeds from maturity of marketable securities	45,085	118,621	154,114
Proceeds from sale of marketable securities	—	5,538	—
Net cash provided by (used in) investing activities	40,726	(86,635)	(37,672)
Cash flows from financing activities
Borrowings from line of credit	—	75,000	—
Repayments of line of credit	(30,000)	(20,000)	—
Payments for line of credit issuance costs	—	(1,031)	(23)
Proceeds from exercise of stock options	29	29	16
Proceeds from employee stock purchase plan	1,956	2,339	1,723
Employee taxes paid related to the net share settlement of stock-based awards	(2,309)	(2,380)	(1,909)
Net cash provided by (used in) financing activities	(30,324)	53,957	(193)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,723	(26,222)	(27,197)

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Cash, cash equivalents, and restricted cash
Beginning of year	53,695	79,917	107,114
End of year	$90,418	$53,695	$79,917
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$86,437	$49,760	$79,917
Restricted cash, included in prepaid expenses and other assets	3,981	3,935	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$90,418	$53,695	$79,917
Supplemental cash flow information
Cash paid for interest	$3,635	$1,588	$62
Cash paid for income taxes	$759	$735	$211

Supplemental disclosure of noncash investing and financing activities
ROU asset obtained in exchange for operating lease liability	$629	$795	$1,079
Non-cash adjustment to operating lease right-of-use assets from lease modifications	$3,795	$—	$—
Capital expenditures incurred but not yet paid	$375	$137	$—
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
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM evaluates financial information on a consolidated basis and considers Net Loss within the consolidated statements of operations to be a key measurement of profitability in evaluating financial performance, comparing budget to actuals, and making resource allocation decisions. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest expense, interest income, other expense, net, and the provision for (benefit from) income taxes, which are reflected in the consolidated statements of operations. As the Company operates as one operating segment, all required segment financial information is found in the consolidated financial statements.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments
The Company has the following financial instruments: cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities. The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short-term nature.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Interest earned on cash and cash equivalents is recorded as interest income in the consolidated statements of operations.
Restricted Cash
As of December 31, 2024 and 2023, the Company’s restricted cash balance was $4.0 million and $3.9 million, respectively. Restricted cash represents cash that is held as collateral in relation to the Company’s letters of credit that are required as security for the Company’s office leases and reserves held by the Company’s credit card processor. Restricted cash is included in Prepaid expenses and other current assets within the consolidated balance sheets.
Marketable Securities
Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury securities, asset-backed securities, and agency securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair values. Unrealized gains and losses for the available-for-sale debt securities that are unrelated to credit loss factors are recorded in accumulated other comprehensive income (loss), or AOCI. As of December 31, 2024 and 2023, the Company’s AOCI balance was insignificant. Unrealized losses determined to be credit-related are recorded as Other (expense) income, net in the consolidated statements of operations and comprehensive loss and as an allowance for credit losses on Marketable securities on the consolidated balance sheets. As of December 31, 2024 and 2023, the gross unrealized gains and losses on available-for-sale debt securities were immaterial and there were no expected credit losses related to the Company's available-for-sale debt securities.
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
If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Amounts are

Sprout Social, Inc.
Notes to Consolidated Financial Statements

charged against the allowance for credit losses once collection efforts are unsuccessful. Credit losses on accounts receivable were $1.7 million, $2.4 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The allowance for credit losses was $2.2 million and $2.2 million as of December 31, 2024 and 2023, respectively. The activity related to the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

Balance at December 31, 2021	$1,298
Additions	1,199
Write-offs, net of recoveries	(708)
Balance at December 31, 2022	$1,789
Additions	2,418
Write-offs, net of recoveries	(2,030)
Balance at December 31, 2023	2,177
Additions	1,709
Write-offs, net of recoveries	(1,717)
Balance at December 31, 2024	$2,169
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and marketable securities. The Company's cash and cash equivalents are generally held with large financial institutions. Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2024, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has credit risk regarding trade accounts receivable as the Company generally does not require collateral. Allowances are maintained for potential credit losses. As of December 31, 2024 and 2023, there were no individual customers that accounted for more than 10% of the Company’s total revenue or net accounts receivable.
The Company’s marketable securities consist of investment-grade corporate bonds, commercial paper, U.S. Treasury securities, asset-backed securities, and agency securities. The Company limits the amount of investments in any single issuer and believes that, as of December 31, 2024, its concentration of credit risk related to marketable securities was not significant.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
The Company has a single reporting unit. If the Company concludes that it is more-likely-than-not that its single reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed. For the quantitative assessment, the fair value of the Company’s reporting unit is compared with the carrying amount of net assets, including goodwill, related to the reporting unit. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit. The Company did not record any impairment loss during the years ended December 31, 2024, 2023 and 2022.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, which includes property and equipment and intangible assets, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the anticipated future undiscounted cash flows that the asset is expected to generate. If that comparison indicates that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any impairment loss during the years ended December 31, 2024, 2023 and 2022.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Professional services are typically provided for a fixed fee, and revenue is generally recognized for these contracts at the time these services are provided to the customer. Professional services revenue represents less than 1% of revenue for the periods presented.
Sales Commissions
Sales commissions earned by our sales force are considered incremental costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts with new customers and for expansion of contracts with existing customers. Commissions are not paid on customer renewals. Sales commissions are deferred and amortized on a straight-line basis over a period of benefit that the Company has determined to be five years. On an annual basis and whenever events or changes in circumstances occur that could impact the recoverability of these assets, the Company assesses the expected period of benefit by taking into consideration the products sold, mix of customers, expected customer life, expected contract renewals, technology life cycle and other factors.
Based on the assessment performed during the first quarter of 2024, the Company updated the period of benefit from three years to five years. This change in accounting estimate was effective January 1, 2024 and is being accounted for prospectively in the consolidated financial statements. For the year ended December 31, 2024, the change in amortization period resulted in a $14.3 million reduction to sales and marketing expense, or an increase of $0.25 per share, basic and diluted. The effects of this change in estimate were calculated based on the carrying value of deferred commissions as of December 31, 2023.
Deferred commissions during the year ended December 31, 2024 increased $17.9 million as a result of deferring incremental costs of obtaining contracts with customers of $34.2 million, which was offset by $16.3 million of amortization. Deferred commissions during the year ended December 31, 2023 increased $14.0 million as a result of deferring incremental costs of obtaining contracts with customers of $40.5 million, which was offset by $26.6 million of amortization. The Company periodically reviews the deferred sales commissions for impairment and noted no impairment loss for the years ended December 31, 2024, 2023 and 2022.
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
Advertising Costs
Advertising costs primarily include online advertising on search engines. Advertising costs are expensed as incurred and included as a component of sales and marketing expenses. The Company incurred approximately $6.1 million, $5.1 million and $4.4 million in advertising costs during the years ended December 31, 2024, 2023 and 2022, respectively.
Research and Development Costs
Research and development expenses include payroll, employee benefits and other expenses associated with product development.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Capitalized Internal-Use Software Costs
Certain payroll and stock compensation costs incurred to develop functionality for the Company’s platform, as well as certain upgrades and enhancements that are expected to result in enhanced functionality are capitalized during the development stage. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, direct and incremental costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized internal-use software costs are included within property and equipment, net on the consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years.
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
Leases
The Company determines if an arrangement is a lease at inception, and all significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use, or ROU, assets and operating lease liabilities are recognized at commencement based on the present value of fixed payments not yet paid over the remaining lease term. ROU assets also include any initial indirect costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. For short-term leases of 12 months or less, no ROU asset or lease liability is recorded. The Company records rent expense in its consolidated statements of operations on a straight-line basis over the term of the lease and records variable lease payments as incurred. Additionally, the Company has elected to combine lease and non-lease components and account for them as a single component. ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent its obligations to make lease payments arising from the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise the option. The Company uses its incremental borrowing rate in determining the lease liabilities, as its leases generally do not provide an implicit rate. The incremental borrowing rate is an estimate of the collateralized borrowing rate the Company would incur on future lease payments over a similar term based on the information available at the commencement date. The Company does not have any finance leases.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
Restructuring
Restructuring charges consist primarily of employee severance, one-time termination benefits related to the reduction of the Company’s workforce, and other costs. The Company accounts for one-time employment benefit arrangements in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. One-time termination benefits and other costs are generally recognized in the period in which the liability is incurred.
In November 2024, the Company initiated a restructuring plan to improve the efficiency and effectiveness of the research and development organization, which resulted in a reduction of approximately 50 roles. The Company recorded $3.0 million of restructuring charges for the year ended December 31, 2024. Cash payments totaling $2.7 million were made related to the restructuring during 2024. The Company expects that it will pay all remaining restructuring costs during the first quarter of 2025.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures for significant segment expenses. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The ASU is effective for the Company’s fiscal year beginning January 1, 2024, and interim periods thereafter, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company adopted the ASU in the fourth quarter of 2024 and the adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.
Recently Issued Accounting Pronouncements

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires the disclosure of more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this standard may have on its consolidated financial statements and related disclosures.
2.Revenue Recognition
Disaggregation of Revenue
The Company provides disaggregation of revenue based on geographic region in Note 12 and based on the subscription versus professional services and other classification on the consolidated statements of operations, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
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
The balance of deferred revenue, including current and non-current balances, as of December 31, 2024 and 2023 were $179.7 million and $141.5 million, respectively. For the year ended December 31, 2024, the additions to our deferred revenue balance were due to $444.1 million of additional invoicing, which was offset by $405.9 million of revenue recognized during the same period. Deferred revenue during the year ended December 31, 2023, increased $45.2 million as a result of $375.6 million of additional invoicing and $3.2 million and $0.1 million of deferred revenue acquired from the Tagger and Repustate acquisitions, respectively, which was offset by $333.6 million of revenue recognized during the same period. The amount of revenue recognized during the years ended December 31, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $137.9 million and $94.4 million, respectively.
As of December 31, 2024, including amounts already invoiced and amounts contracted but not yet invoiced, $351.5 million of revenue is expected to be recognized from remaining performance obligations, of which 71% is expected to be recognized in the next 12 months, 22% is expected to be recognized in the subsequent 12 months and the remainder thereafter.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

3.Property and Equipment
As of the dates specified below, property and equipment consisted of the following (in thousands):

	As of December 31,
	2024	2023
Leasehold improvements	$18,733	$18,336
Furniture and fixtures	4,201	4,114
Computer equipment and hardware	5,144	4,539
Internal-use software	3,865	2,165
Total property and equipment	31,943	29,154
Less: Accumulated depreciation and amortization	(20,992)	(17,747)
Total property and equipment, net	$10,951	$11,407
The Company recognized depreciation and amortization expense on property and equipment of $3.9 million, $3.1 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company acquired Tagger for a total final purchase consideration of $144 million in cash, which incorporates the impact of various customary adjustments such as working capital, cash and indebtedness. The Company funded the purchase consideration with a combination of cash on hand and $75 million borrowed under the revolving credit facility further described in Note 8. For the year ended December 31, 2023, the Company incurred $4.3 million acquisition-related costs which primarily related to advisory and legal costs, and were recorded within General and administrative expense in the consolidated statements of operations.
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
Repustate, Inc.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is primarily attributable to expected post-acquisition synergies from integrating the technology into Sprout Social’s platform. The goodwill is not deductible for income tax purposes.
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
Goodwill
The changes in the carrying amount of goodwill during the year ended December 31, 2024 were as follows (in thousands):

Goodwill balance as of December 31, 2023	$121,404
Purchase price allocation adjustment (Tagger)	(89)
Goodwill balance as of December 31, 2024	$121,315
5.Intangible Assets
As of the dates specified below, intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Customer relationships	19,900	19,900
Acquired Technology	15,700	15,700
Trademark	1,300	1,300
	36,900	36,900
Less: Accumulated amortization
Customer relationships	(10,010)	(7,259)
Acquired Technology	(4,608)	(1,468)
Trademark	(368)	(108)
	(14,986)	(8,835)
Intangible assets, net	$21,914	$28,065

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Intangible assets are all finite-lived and are being amortized on a straight-line basis over their expected useful lives. Amortization of intangible assets totaled $6.2 million, $3.5 million, and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The expected future amortization of intangible assets as of December 31, 2024 is summarized as follows (in thousands):

Years Ending December 31,	Amortization Expense
2025	5,171
2026	5,171
2027	5,171
2028	3,595
2029	1,771
Thereafter	1,035
$21,914
The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted-Average Amortization Period (in years)
Customer relationships	7.0
Acquired Technology	5.0
Trademark	5.0
All Intangible Assets	5.9
6.Operating Leases
The Company has operating lease agreements for offices in Chicago, Illinois; Seattle, Washington; Santa Monica, California; Dublin, Ireland; and Kraków, Poland. The Chicago lease expires in December 2032, the Seattle lease expires in January 2031, the Santa Monica lease expires in January 2025, the Dublin lease expires in June 2027, and the Kraków lease expires in December 2029. These operating leases require monthly rental payments ranging from approximately $14,000 to $270,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
In August 2024, the Company entered into a new lease agreement for an office in Kraków, Poland. For accounting purposes under ASC 842, the lease commenced on August 30, 2024, resulting in the recording of a $0.6 million right-of-use operating lease asset and operating lease liability. The lease has an expected expiration date of December 2029.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

In November 2024, the Company entered into an amendment to its Chicago office lease agreement, which will result in an early termination to one floor of the leased space effective December 31, 2025 and also extended the term for the remaining floor to December 31, 2032. Following the early termination to one floor of leased space on December 31, 2025, the Company’s office space in Chicago will be reduced from approximately 128,000 square feet down to approximately 64,000 square feet. The Company determined that the amendment would be treated as a lease modification. The modification resulted in a remeasurement of the operating lease ROU asset and lease liability, with a net effect of an increase to the ROU asset and lease liability of $2.8 million and $1.2 million, respectively. In addition, the Company recorded a non-cash gain on the lease modification of $1.6 million, which was included in general and administrative expenses in the consolidated statements of operations.
In November 2024, the Company entered into an agreement to extend the Dublin office lease through June 30, 2027. This resulted in a remeasurement of the operating lease ROU asset and lease liability. The impact of the remeasurement was a $1.0 million increase to both the operating lease ROU asset and lease liability.
The following table provides a summary of operating lease assets and liabilities as of December 31, 2024 (in thousands):

Assets
Operating lease right-of-use assets	$11,326
Liabilities
Operating lease liabilities	3,747
Operating lease liabilities, non-current	14,543
Total operating lease liabilities	$18,290

Operating lease expense for the year ended December 31, 2024, 2023, and 2022 was $2.8 million, $2.7 million and $2.3 million, respectively. Variable lease costs for the year ended December 31, 2024, 2023 and 2022 was $3.5 million, $3.6 million and $3.5 million, respectively. Cash payments related to operating leases for the year ended December 31, 2024, 2023 and 2022 were $8.3 million, $8.2 million and $7.7 million, respectively. There was no sublease rental income recognized for any of the periods presented.
As of December 31, 2024, the weighted-average remaining lease term is 6.3 years and the weighted-average discount rate is 7.0%.
Remaining maturities of operating lease liabilities as of December 31, 2024 are as follows (in thousands):

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Years ending December 31,
2025	$4,913
2026	3,483
2027	3,292
2028	2,672
2029	2,723
Thereafter	5,435
Total future minimum lease payments	$22,518
Less: imputed interest	(4,228)
Total operating lease liabilities	$18,290

7.Income Taxes
The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(63,221)	$(64,497)	$(49,177)
Foreign	1,920	(1,281)	(697)
Loss before income taxes	$(61,301)	$(65,778)	$(49,874)
The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current taxes
Federal	$—	$—	$—
State	13	—	—
Foreign	657	820	366
Current tax expense (benefit)	670	820	366
Deferred taxes
Federal	86	—	—
State	—	—	—
Foreign	(86)	(171)	—
Deferred tax expense (benefit)	—	(171)	—
Income tax expense (benefit)	$670	$649	$366

Sprout Social, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Federal statutory income tax	$(12,873)	21.00%	$(13,813)	21.00%	$(10,474)	21.00%
State income tax, net of federal tax benefit	(329)	0.54	(2,423)	3.68	(1,863)	3.74
Foreign tax	79	(0.13)	(75)	0.11	43	(0.09)
Section 162(m) limitation	845	(1.38)	1,693	(2.57)	2,371	(4.75)
Other	337	(0.54)	304	(0.46)	687	(1.38)
Valuation allowance net of deferred tax assets	5,367	(8.76)	18,389	(27.96)	12,075	(24.21)
Stock-based compensation	10,817	(17.65)	2,051	(3.12)	(2,412)	4.84
R&D Credit	(2,696)	4.40	(6,100)	9.27	—	—
Acquisitions	—	—	603	(0.92)	—	—
Return to provision	(877)	1.43	20	(0.03)	(61)	0.12
Effective income tax rate	$670	(1.1)%	$649	(1.0)%	$366	(0.7)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

Sprout Social, Inc.
Notes to Consolidated Financial Statements

purposes. Significant components of the Company’s deferred taxes at December 31, 2024 and 2023 are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$79,172	$77,309
Research & Development Costs	22,629	15,001
Operating lease liability	4,487	4,677
Stock-based compensation	4,555	6,073
Research & Development Credits	9,753	7,368
Other	2,543	1,892
Total deferred tax assets	123,139	112,320
Deferred tax liabilities
Fixed assets	(1,747)	(1,671)
Intangible assets	(4,939)	(6,056)
Deferred commissions and bonus	(18,634)	(13,261)
Operating lease right-of-use asset	(2,785)	(2,145)
Other	(1,303)	(823)
Total deferred tax liabilities	(29,408)	(23,956)
Less: Valuation allowance	(94,037)	(88,670)
Net deferred tax asset (liability)	$(306)	$(306)
The Company assesses all available positive and negative evidence to evaluate the realizability of its deferred tax assets and whether or not a valuation allowance is necessary. The Company’s three-year cumulative loss position was significant negative evidence in assessing the need for a valuation allowance. The weight given to positive and negative evidence is commensurate with the extent such evidence may be objectively verified. Given the weight of objectively verifiable historical losses from operations, the Company has recorded a full valuation allowance on its deferred tax assets related to domestic operations and certain deferred tax assets related to foreign operations. The Company may be able to reverse the valuation allowance when sufficient positive evidence exists to support the reversal of the valuation allowance.
The net change in the valuation allowance for deferred tax assets was approximately $5.4 million increase for the year ended December 31, 2024, $19.4 million increase for the year ended December 31, 2023, and $12.1 million increase for the year ended December 31, 2022. The net change in the valuation allowance was primarily due to an increase in capitalized research and development (R&D) costs and tax credits and an increase in the net operating loss deferred tax asset, offset by an increase in the deferred tax liabilities with known reversal periods that will generate future sources of taxable income.
The Company elected to account for Global Intangible Low-Taxed Income (“GILTI”) as a current-period expense when incurred. Therefore, the Company has not recorded deferred taxes for basis differences expected to reverse in the future periods. Unremitted earnings of foreign subsidiaries were immaterial at December 31, 2024.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2024, the Company has gross federal net operating losses of $308.5 million which begin to expire in 2034, state net operating losses of $215.8 million which begin to expire in 2031, and foreign net operating losses of $2.1 million which begin to expire in 2026. The operating loss carryforwards may be limited due to a change in control in the Company’s ownership as defined by the Internal Revenue Code Sections 382. Any future changes in the Company’s ownership may limit the use of such carryforward benefits.
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
The reconciliation of uncertain tax positions at the beginning and end of the years below is as follows (in thousands):

	As of December 31,
	2024	2023
Beginning balance	2,456	—
Gross increase (decrease) related to prior year positions	—	—
Gross decrease related to settlements	—	—
Gross increase related to current year positions	898	2,456
Ending balance	3,354	2,456
At December 31, 2024, approximately $3.4 million would reduce the Company’s annual effective tax rate, if recognized. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties related to uncertain tax positions are recorded as a component of income tax expense. In the years ended December 31, 2024, 2023, and 2022, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.
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
8.Revolving Line of Credit
On August 1, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Facility”), maturing on August 1, 2028. Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes. At December 31, 2024, the Company had an outstanding balance of $25 million under the Facility.
Borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Credit Agreement), subject to certain terms and conditions under the Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.75% to 3.25% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin

Sprout Social, Inc.
Notes to Consolidated Financial Statements

ranging from 1.75% to 2.25% based on the Company’s liquidity. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s liquidity. For the twelve months ended December 31, 2024, the borrowings under the Facility were designated as SOFR Loans and the interest rate in effect for the outstanding balance was approximately 8.08%.
Debt issuance costs associated with the Facility were recorded to Other assets, net within the consolidated balance sheets and are being amortized as interest expense on a straight-line basis over the term of the Facility.
The Credit Agreement includes customary conditions to credit extensions, affirmative and negative covenants, and customary events of default. The customary conditions also include restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions. In addition, the Credit Agreement contains financial covenants as to (i) minimum liquidity, requiring the maintenance, at all times and measured at the end of each fiscal quarter, of cash and cash equivalents of not less than the greater of (x) $30 million and (y) 30% of the total revolving commitments, and (ii) minimum recurring revenue growth, requiring recurring revenue growth for the trailing four fiscal quarter period, measured at the end of each fiscal quarter, of not less than 115% of the actual recurring revenue for the same period in the prior fiscal year. As of December 31, 2024, the Company was in compliance with the covenants in the Credit Agreement.

The Company is contingently liable under two standby letters of credit which are required as security for the Company’s current office leases (refer to Note 6). At December 31, 2024 and 2023, the Company had $2.7 million in secured letters of credit outstanding.

9.Stockholders’ Equity
Common Stock
As of December 31, 2024, the Company has authorized 1,000,000,000 shares of Class A common stock with a par value of $0.0001 per share and 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Each holder of Class A and Class B common stock shall be entitled to one and ten votes, respectively, for each share held as of the record date and shall be entitled to receive dividends, when, as and if declared by the Board of Directors. Each share of Class B common stock is convertible into one share of Class A common stock at any time and will convert automatically upon certain transfers and upon the earlier of (i) the first date on which the voting power of all then outstanding shares of Class B common stock represents less than 10% of the combined voting power of all then outstanding shares of Class A common stock and Class B common stock, (ii) the date that is seven (7) years from the closing of the IPO on December 17, 2019 and (iii) the date specified by a vote of the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class. Following such conversion, each share of Class A common stock will have one vote per share and the rights of the holders of all outstanding shares of common stock will be identical. The total Class A and Class B common stock outstanding as of December 31, 2024 is 51,277,740 and 6,480,638 shares, respectively.
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
The only awards granted as of December 31, 2024 are restricted stock units.
Stock-based Compensation Expense
    Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022

Cost of revenue	$3,936	$3,224	$2,491
Research and development	25,619	18,478	11,280
Sales and marketing	31,544	30,116	23,066
General and administrative	23,204	15,886	10,901
Total stock-based compensation expense	$84,303	$67,704	$47,738

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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
The table below summarizes the activity regarding unvested restricted stock units for the year ended December 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	3,724,707	$56.89
Granted	2,968,258	40.79
Vested	(1,454,704)	57.47
Forfeited	(577,070)	49.74
Unvested at December 31, 2024	4,661,191	$47.34
The weighted-average grant date fair value per share for restricted stock units granted during the years ended December 31, 2024, 2023 and 2022 was $40.79, $50.75 and $64.17, respectively. The total unrecognized stock-based compensation expense relating to these awards as of December 31, 2024 was $191.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The table below summarizes the stock option activity for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at beginning of period	27,010	$1.08	1.05	$1,630
Granted at fair value	—	—
Exercised	(27,010)	1.08
Forfeited	—	—
Outstanding at end of period	—	—
Options exercisable at December 31, 2024	—	—
The Company has computed the aggregate intrinsic value of amounts disclosed in the above table based on the difference between the original exercise price of the options and the estimated fair value of the Company’s common stock as of December 31, 2024.
The intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $0.8 million, $1.8 million and $2.3 million, respectively.
There were no options outstanding as of December 31, 2024.

11.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Material contractual commitments as of December 31, 2024 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2025	$7,355
2026	3,221
2027	1,160
2028	—
2029	—
Thereafter	—
Total contractual obligations	$11,736

Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Beginning on May 13, 2024, the Company and certain of its executives were named in two putative securities fraud class action cases filed in the United States District Court for the Northern District of Illinois asserting claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. The first action, captioned Munch v. Sprout Social, Inc., et al. was filed on May 13, 2024 and alleges that the defendants made false or misleading statements and omissions of fact relating to the Company’s business, operations and prospects, including (i) purported integration challenges arising from the Company’s August 2023 acquisition of Tagger, (ii) the Company’s ability to service (and the viability of its strategic plan to focus on) the enterprise market, and (iii) as a result, the Company’s 2024 financial guidance was required to be adjusted downward. The Munch complaint seeks damages and costs on behalf of a putative class of Company stockholders from November 3, 2023 through and including May 2, 2024. The second case, captioned City of Hollywood Police Officers’ Retirement System v. Sprout Social, Inc., et al (the “City of Hollywood Action”), was filed in the United States District Court for the Northern District of Illinois on July 2, 2024. It asserts claims under the same statutory provisions based on substantially similar allegations of misconduct as its predecessor, but alleges a class period beginning on November 3, 2021 and ending on May 2, 2024.

On November 12, 2024, the court appointed the Employees’ Retirement System for the City of Baltimore (the “City of Baltimore”), who had been substituted as the named plaintiff in the City of Hollywood action, as the Lead Plaintiff under the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The court subsequently consolidated the two cases (the “Consolidated Securities Action”) on December 13, 2024.

On January 24, 2025, the City of Baltimore filed a Consolidated Amended Complaint (the “CAC”). The CAC retains the original defendants, but adds Jason Rechel, Sprout Social’s former head of Investor Relations, as an individual defendant.

The CAC makes similar allegations to those asserted in the City of Hollywood Action and adds additional allegations, including purported statements attributed to 15 anonymous confidential witnesses. Most of these individuals are described in the CAC as former Sprout Social sales representatives. It claims that the defendants failed to disclose that the Company lacked the infrastructure to successfully implement its strategic shift to the enterprise business market, which purportedly rendered positive statements about enterprise business generation and prospects, and Sprout Social’s financials, misleading. More specifically, the CAC alleges that (1) Sprout Social’s “inbound” sales strategy model, which it also applied to enterprise sales efforts, was not effective for generating enterprise business; (2) Sprout Social’s platform lacked certain features valued by large clients; (3) Sprout Social’s partnership with Salesforce would not necessarily increase Sprout Social’s enterprise business; and (4) Sprout Social’s emphasis on ARR as a key metric for financial performance was misleading, given Sprout Social’s own abandonment of the metric as a viable performance indicator.
The CAC alleges a slightly longer class period than that alleged in the City of Hollywood Action, beginning on September 22, 2021, and ending on May 2, 2024 (the City of Hollywood Action alleged class period that began on November 3, 2021 and ended on May 2, 2024).
Defendants’ response to the CAC is due by March 25, 2025. Under the PSLRA, discovery and other proceedings in the Consolidated Securities Action are automatically stayed pending the resolution of any motion to dismiss filed by defendants.
On September 3, 2024, a putative stockholder derivative lawsuit captioned Hannaway v. Sprout Social, Inc. et al. (the “Hannaway Derivative Action”) was filed in the United States District Court for the Northern District of Illinois against the Company’s directors and certain officers. The complaint alleges that the defendants failed to disclose (or misrepresented) facts about the Company’s business, operations

Sprout Social, Inc.
Notes to Consolidated Financial Statements

and prospects, including that (i) the Company’s sales and revenue results were not indicative of its growth as it transitioned to an enterprise sales cycle, (ii) the Company was unable to sell to enterprise customers and thus overpaid for, and faced integration challenges with respect to, Tagger, and (iii) as a result, the Company faced longer sales cycles and a slowing pipeline, requiring a downward revision of its 2024 guidance. Based on these allegations, the complaint asserts federal claims under Sections 10(b), 14(a) and 21D of the Exchange Act and Rules 10b-5 and 14a-9, and state law claims for breach of fiduciary duties, unjust enrichment, corporate waste, aiding and abetting and insider selling, and seeks damages in an unspecified amount on the Company’s behalf. On October 23, 2024, the court entered a stipulation and order staying the action until the earliest of (i) entry of a final, non-appealable order on any summary judgment motions in the Consolidated Securities Action; (ii) a settlement or other mediated resolution in the Consolidated Securities Action; or (iii) as otherwise agreed to by the Parties (the “Stay Order”). Under the Stay Order, any supplemental derivative action filed in the same court will be consolidated with the Hannaway Derivative Action and subject to the terms of the Stay Order.

On December 17, 2024, a second putative derivative action captioned Munch v. Sprout Social, Inc. et al. was filed in the United States District Court for the Northern District of Illinois against the same defendants. This complaint alleges that, beginning in November of 2021, the defendants failed to disclose (or misrepresented) facts about the Company’s business, operations and prospects, including that (i) the Company was neither well-equipped to grow enterprise sales nor executing on its go to market strategy to grow enterprise business; (ii) marketing to enterprise customers would elongate the Company’s sales cycles, and (iii) as a result, the Company was required to adjust its 2024 financial guidance downward. Based on these allegations, plaintiff asserts federal claims under Section 14(a) of the Exchange Act and a state law claim for breach of fiduciary duty, and seeks damages in an unspecified amount on the Company’s behalf. In accordance with the Stay Order, this case should be consolidated with the Hannaway Derivative Action and subject to the same terms.

The Company intends to vigorously defend against the claims asserted in the foregoing actions. The outcomes of these actions are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The Company could be forced to expend significant resources in the defense of these actions and may not prevail. The Company currently is not able to estimate the possible cost from these matters, which are at an early stage, and the Company cannot be certain how long it may take to resolve these actions or the possible amount of any damages that the Company may be required to pay. Such amounts could be material to the Company’s financial statements. The Company has not established any reserve for any potential liability relating to these actions. It is possible that the Company could, in the future, incur a judgment for monetary damages and/or enter into a settlement(s) in connection therewith, which could be material to the Company’s results of operations, financial position and cash flows.

Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, investors and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. Historically, the Company has not incurred any significant costs as a result of such indemnification.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

12.Geographic Data
As described in the Summary of Significant Accounting Policies, the Company operates as one operating segment.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2024 and 2023, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 27%, 28% and 28% for each of the years ended December 31, 2024, 2023 and 2022, respectively. Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Americas	$322,209	$262,290	$199,516
EMEA	63,527	54,753	42,419
Asia Pacific	20,172	16,600	11,893
Total	$405,908	$333,643	$253,828
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to common shareholders	$(61,971)	$(66,427)	$(50,240)
Weighted average common shares outstanding	56,935,910	55,664,404	54,611,616
Net loss per share, basic and diluted	$(1.09)	$(1.19)	$(0.92)

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	As of December 31,
	2024	2023	2022
Stock options outstanding	—	27,010	57,010
RSUs outstanding	4,661,191	3,724,707	2,692,277
Total potentially dilutive shares	4,661,191	3,751,717	2,749,287

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	—	3,745	—	3,745
Total assets	$—	$3,745	$—	$3,745

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Commercial paper	$—	$33,287	$—	$33,287
Corporate bonds	—	9,906	—	9,906
U.S. Treasury securities	—	495	—	495
U.S. agency securities	—	4,289	—	4,289
Asset-backed securities	—	367	—	367
Total assets	$—	$48,344	$—	$48,344
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
As of December 31, 2024 and December 31, 2023, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. There was not a

Sprout Social, Inc.
Notes to Consolidated Financial Statements

significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented
The following table classifies our marketable securities by contractual maturity (in thousands):

	December 31, 2024	December 31, 2023
Due in one year or less	$3,745	$44,645
Due after one year and within two years	—	3,699
Total	$3,745	$48,344
15.Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan for the benefit of its employees. The Company made matching contributions to the plan totaling $4.2 million, $3.7 million and $2.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2024. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this annual report on Form 10-K.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act), which are intended to satisfy the affirmative defense conditions under 10b5-1(c) under the Exchange Act:

Type of Trading Arrangement
Name and Position	Action (Adoption / Termination)	Adoption / Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares and Class of Common Stock to be Sold	Expiration Date
Aaron Rankin, Member of the Board of Directors	Adoption	12/3/2024	X		933,636 shares of Class A and Class B Common Stock(1)	11/4/2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) All or a portion of the sale of these shares is subject to limit orders, which may result in all or a portion of such shares remaining unsold.
In addition, our officers (as defined in Rule 16a-1(f) under the Exchange Act), have entered into sell-to-cover arrangements, which constitute “non-Rule 10b5-1 trading arrangements,” authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of restricted stock units and the related issuance of shares. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of the Company’s Class A common stock. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable restricted stock units and the officer’s termination of service.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference to the sections entitled “Board of Directors and Corporate Governance,” “Executive Officers” and “Delinquent Section 16 Reports” (if applicable) in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2024.

Our written code of business conduct and ethics, the Code of Ethics and Conduct, applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics and Conduct is available on our corporate website at https://investors.sproutsocial.com/ under “Corporate Governance – Governance Overview.” The information on our website is not incorporated by reference in this Annual Report. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Ethics and Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Ethics and Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.
Item 11. Executive Compensation
The information required by this item will be incorporated by reference to the sections entitled “Non-Employee Director Compensation,” “Board of Directors and Corporate Governance – Compensation Committee Interlocks and Inside Participation,” “Compensation Discussion and Analysis” and “Compensation of our Named Executive Officers” in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2024. The information in the section entitled “Compensation of our Named Executive Officers – Pay versus Performance” will not be deemed to be incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be incorporated by reference to the sections entitled “Board of Directors and Corporate Governance” and “Related Person Transactions” in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services
The information required by this item will be incorporated by reference to the section entitled “Fees Paid to the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2024.

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

10.20†
Amended and Restated Executive Employment Agreement, dated as of September 30, 2024, by and between the Registrant and Justyn Howard (Incorporated by reference to Exhibit 10.2 to Sprout Social’s Current Report on Form 8-K/A filed on October 1, 2024).

10.21†
Offer Letter, dated September 30, 2024, by and between the Registrant and Ryan Barretto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K/A filed on October 1, 2024).

10.22†
Amended and Restated Executive Employment Agreement, dated as of February 20, 2020, by and between the Registrant and Joe Del Preto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.23
Form of Indemnification Agreement between Registrant and each director and executive officer (Incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.24†
Sprout Social, Inc. 2023 Executive Severance Plan, approved November 1, 2023. (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

19.1	Sprout Social, Inc. Insider Trading Policy.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	Certification Pursuant To Rule 13A-14(A) or 15D-14(A) Under The Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant To Rule 13A-14(A) or 15D-14(A) Under The Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Sprout Social, Inc. Incentive Compensation Recoupment Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Annual Report on Form 10-K, formatted as Inline XBRL (included in Exhibits 101).
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

SPROUT SOCIAL, INC.

By:	/s/ Ryan Barretto
Name:	Ryan Barretto
Title:	Chief Executive Officer and Director
Date:	February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Ryan Barretto
Ryan Barretto	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2025

/s/ Justyn Howard
Justyn Howard	Executive Chair and Director	February 26, 2025

/s/ Peter Barris
Peter Barris	Director	February 26, 2025

/s/ Steven Collins
Steven Collins	Director	February 26, 2025

/s/ Joe Del Preto
Joe Del Preto	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2025

/s/ Raina Moskowitz
Raina Moskowitz	Director	February 26, 2025

/s/ Aaron Rankin
Aaron Rankin	Director	February 26, 2025

/s/ Thomas Stanley
Thomas Stanley	Director	February 26, 2025

/s/ Karen Walker
Karen Walker	Director	February 26, 2025