Form 10-Q
period 2025-03-31
Sprout Social, Inc.
filed 2025-05-09
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of May 2, 2025, there were 51,886,255 shares and 6,289,357 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “explore,” “intend,” “long-term model,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these terms and similar expressions intended to identify forward-looking statements, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part II—Item IA. Risk Factors” and “Part I—Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our most recent Annual Report on Form 10-K under Part I—Item 1A. “Risk Factors” and the risks and uncertainties related to the following:

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
•worldwide economic and political conditions, including the macroeconomic impacts of fluctuations in inflation, interest rates and currency exchange rates, volatility in the capital markets, tariffs and trade tensions, changes in government spending and ongoing overseas conflict, and their impact on demand for our platform and products;
•our ability to acquire, invest in, and integrate other businesses or technologies into our business or achieve the expected benefits of such acquisitions and technologies;
•our ability to attract and retain qualified employees and key personnel;
•our ability to manage our substantial debt in a way that does not adversely affect our business; and
•the other factors set forth under “Part II—Item IA. Risk Factors” in this Quarterly Report and in our Annual Report filed with the United States Securities and Exchange Commission (“SEC”) on Form 10-K under Part I—Item 1A, “Risk Factors.”

These factors are not necessarily all of the important factors that could cause our actual financial results, performance, achievements or prospects to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update forward-looking statements to reflect actual results, changes in assumptions, laws or other factors affecting forward-looking information, except to the extent required by applicable laws. Therefore, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$100,902	$86,437
Marketable securities	1,000	3,745
Accounts receivable, net of allowances of $3,119 and $2,169 at March 31, 2025 and December 31, 2024, respectively	64,783	84,033
Deferred commissions	21,803	20,184
Prepaid expenses and other assets	19,057	15,816
Total current assets	207,545	210,215
Property and equipment, net	10,902	10,951
Deferred commissions, net of current portion	52,327	51,653
Operating lease, right-of-use assets	10,985	11,326
Goodwill	121,315	121,315
Intangible assets, net	20,621	21,914
Other assets, net	962	967
Total assets	$424,657	$428,341
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,260	$6,984
Deferred revenue	173,952	178,585
Operating lease liabilities	3,504	3,747
Accrued wages and payroll related benefits	16,002	20,567
Accrued expenses and other	13,378	10,869
Total current liabilities	214,096	220,752
Revolving credit facility	20,000	25,000
Deferred revenue, net of current portion	944	1,101
Operating lease liabilities, net of current portion	13,960	14,543
Other noncurrent liabilities	348	351
Total liabilities	249,348	261,747

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024

Commitments and contingencies (Note 7)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 54,787,894 and 51,845,950 shares issued and outstanding, respectively, at March 31, 2025; 54,219,684 and 51,277,740 shares issued and outstanding, respectively, at December 31, 2024	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 6,536,301 and 6,329,357 shares issued and outstanding, respectively, at March 31, 2025; 6,687,582 and 6,480,638 shares issued and outstanding, respectively, at December 31, 2024	1	1
Additional paid-in capital	578,328	558,391
Treasury stock, at cost	(37,422)	(37,422)
Accumulated other comprehensive income	1	3
Accumulated deficit	(365,603)	(354,383)
Total stockholders’ equity	175,309	166,594
Total liabilities and stockholders’ equity	$424,657	$428,341
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Subscription	$108,680	$95,789
Professional services and other	609	995
Total revenue	109,289	96,784
Cost of revenue
Subscription	24,473	22,205
Professional services and other	365	223
Total cost of revenue	24,838	22,428
Gross profit	84,451	74,356
Operating expenses
Research and development	23,229	23,769
Sales and marketing	47,452	44,540
General and administrative	24,972	19,334
Total operating expenses	95,653	87,643
Loss from operations	(11,202)	(13,287)
Interest expense	(514)	(1,046)
Interest income	895	1,035
Other expense, net	(168)	(406)
Loss before income taxes	(10,989)	(13,704)
Income tax expense (benefit)	231	(129)
Net loss	$(11,220)	$(13,575)
Net loss per share attributable to common shareholders, basic and diluted	$(0.19)	$(0.24)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	57,890,898	56,344,242
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(11,220)	$(13,575)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities, net of tax	(2)	29
Comprehensive loss	$(11,222)	$(13,546)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2024	57,758,378	$5	$558,391	3,148,888	$(37,422)	$3	$(354,383)	$166,594
Stock-based compensation			19,937					19,937
Issuance of common stock from equity award settlement	416,929	—						—
Other comprehensive gain (loss), net of tax						(2)		(2)
Net loss							(11,220)	(11,220)
Balances at March 31, 2025	58,175,307	$5	$578,328	3,148,888	$(37,422)	$1	$(365,603)	$175,309

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2023	56,235,759	$5	$471,789	3,098,975	$(35,113)	$(77)	$(292,412)	$144,192
Stock-based compensation			18,180					18,180
Issuance of common stock from equity award settlement	301,503	—						—
Taxes paid related to net share settlement of equity awards				23,083	(1,476)			(1,476)
Other comprehensive gain (loss), net of tax						29		29
Net loss							(13,575)	(13,575)
Balances at March 31, 2024	56,537,262	$5	$489,969	3,122,058	$(36,589)	$(48)	$(305,987)	$147,350

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(11,220)	$(13,575)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	1,225	887
Amortization of line of credit issuance costs	52	52
Accretion of discount on marketable securities	(7)	(223)
Amortization of acquired intangible assets	1,293	1,570
Amortization of deferred commissions	5,283	3,523
Amortization of right-of-use operating lease asset	341	436
Stock-based compensation expense	19,795	18,066
Provision for accounts receivable allowances	1,129	56
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	18,122	13,017
Prepaid expenses and other current assets	(3,229)	(7,670)
Deferred commissions	(7,577)	(6,783)
Accounts payable and accrued expenses	(1,487)	(2,865)
Deferred revenue	(4,790)	5,648
Lease liabilities	(826)	(975)
Net cash provided by operating activities	18,104	11,164
Cash flows from investing activities
Expenditures for property and equipment	(1,357)	(1,092)
Payments for business acquisition, net of cash acquired	—	(1,409)
Proceeds from maturity of marketable securities	2,750	22,555
Net cash provided by investing activities	1,393	20,054
Cash flows from financing activities
Repayments of line of credit	(5,000)	(10,000)
Employee taxes paid related to the net share settlement of stock-based awards	—	(1,476)
Net cash used in financing activities	(5,000)	(11,476)
Net increase in cash, cash equivalents and restricted cash	14,497	19,742
Cash, cash equivalents and restricted cash
Beginning of period	90,418	53,695
End of period	$104,915	$73,437
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$100,902	$69,162
Restricted cash, included in prepaid expenses and other assets	4,013	4,275
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$104,915	$73,437
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
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Company has prepared the unaudited condensed consolidated financial statements on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2024, and these unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full year or any future period. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain disclosures required by GAAP on an annual basis. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of May 9, 2025, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025. There have been no significant changes to these policies during the three months ended March 31, 2025, except as noted below.
Restructuring
Restructuring charges consist primarily of employee severance, one-time termination benefits related to the reduction of the Company’s workforce, and other costs. One-time termination benefits and other costs are generally recognized in the period in which the liability is incurred.
In November 2024, the Company initiated a restructuring plan to improve the efficiency and effectiveness of the research and development organization. In February 2025, the Company initiated a restructuring plan with a primary focus on its Sales and Customer Experience teams. The Company recorded $2.7 million of restructuring charges for the three months ended March 31, 2025. Cash payments totaling $2.2 million were made related to the restructuring plans during the first quarter of 2025. The Company expects that it will pay all remaining restructuring costs during the second quarter of 2025.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The ASU will be effective for the Company beginning with its annual report for the year ending December 31, 2025 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The ASU requires the disclosure of more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this standard may have on its consolidated financial statements and related disclosures.
2.Revenue Recognition
Disaggregation of Revenue
The Company provides disaggregation of revenue based on geographic region in Note 8 - “Segment and Geographic Data” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) and based on the subscription versus professional services and other classification on the

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

unaudited condensed consolidated statements of operations, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended March 31, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $77.5 million and $62.0 million, respectively.
As of March 31, 2025, including amounts already invoiced and amounts contracted but not yet invoiced, $360.2 million of revenue is expected to be recognized from remaining performance obligations, of which 71% is expected to be recognized in the next 12 months, with the remainder thereafter.
3.Operating Leases
The Company has operating lease agreements for offices in Chicago, Illinois; Seattle, Washington; Dublin, Ireland; and Kraków, Poland. The Chicago lease expires in December 2032, the Seattle lease expires in January 2031, the Dublin lease expires in June 2027, and the Kraków lease expires in December 2029. These operating leases require monthly rental payments ranging from approximately $24,000 to $270,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
The following table provides a summary of operating lease assets and liabilities as of March 31, 2025 (in thousands):

Assets
Operating lease right-of-use assets	$10,985
Liabilities
Operating lease liabilities	3,504
Operating lease liabilities, non-current	13,960
Total operating lease liabilities	$17,464
The following table provides information about leases on the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024

Operating lease expense	$675	$687
Variable lease expense	829	856

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Within the unaudited condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the three months ended March 31, 2025 and 2024 were $2.1 million and $2.1 million, respectively. As of March 31, 2025, the weighted-average remaining lease term is 6.1 years and the weighted-average discount rate is 7.0%.
Remaining maturities of operating lease liabilities as of March 31, 2025 are as follows (in thousands):

Years ending December 31,
2025	$3,719
2026	3,514
2027	3,314
2028	2,683
2029	2,733
Thereafter	5,435
Total future minimum lease payments	$21,398
Less: imputed interest	(3,934)
Total operating lease liabilities	$17,464

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
There is no provision for domestic income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2025, the Company recognized an immaterial provision related to foreign income taxes.
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
5.Revolving Line of Credit
On August 1, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Facility”). Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

pay related fees and expenses and for general corporate purposes. At March 31, 2025, the Company had an outstanding balance of $20.0 million under the Facility.
On April 4, 2025, the Company entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage (each as defined in the Amended Credit Agreement). As of March 31, 2025, the Company was in compliance with such financial covenants in the Amended Credit Agreement.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. For the three months ended March 31, 2025, the borrowings under the Facility were designated as SOFR Loans and the weighted average interest rate in effect for the outstanding balance was approximately 7.25%. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s Consolidated Senior Net Leverage Ratio.
The Amended Credit Agreement includes customary conditions to credit extensions, covenants and customary events of default, including restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions.
Debt issuance costs associated with the Facility were recorded to Other assets, net within the unaudited condensed consolidated balance sheets and are being amortized as interest expense on a straight-line basis over the term of the Facility.
6.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cost of revenue	$746	$925
Research and development	6,206	5,450
Sales and marketing	5,936	7,376
General and administrative	6,907	4,315
Total stock-based compensation	$19,795	$18,066

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of March 31, 2025 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2025	$8,101
2026	5,677
2027	3,259
2028	229
2029	—
Thereafter	—
Total contractual obligations	$17,266
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings.
Beginning on May 13, 2024, the Company and certain of its executives were named in two putative securities fraud class action cases filed in the United States District Court for the Northern District of Illinois asserting claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. The first action, captioned Munch v. Sprout Social, Inc., et al. was filed on May 13, 2024 and alleged that the defendants made false or misleading statements and omissions of fact relating to the Company’s business, operations and prospects, including (i) purported integration challenges arising from the Company’s August 2023 acquisition of Tagger Media, Inc. (“Tagger”), (ii) the Company’s ability to service (and the viability of its strategic plan to focus on) the enterprise market, and (iii) as a result, the Company’s 2024 financial guidance was required to be adjusted downward. The Munch complaint sought damages and costs on behalf of a putative class of Company stockholders from November 3, 2023 through and including May 2, 2024. The second case, captioned City of Hollywood Police Officers’ Retirement System v. Sprout Social, Inc., et al (the “City of Hollywood Action”), was filed in the United States District Court for the Northern District of Illinois on July 2, 2024. It asserted claims under the same statutory provisions based on substantially similar allegations of misconduct as its predecessor, but alleged a class period beginning on November 3, 2021 and ending on May 2, 2024.

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

On January 24, 2025, the City of Baltimore filed an amended Consolidated Class Action Complaint (the “AC”). The AC retains the original defendants, but adds Jason Rechel, Sprout Social’s former head of Investor Relations, as an individual defendant.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The AC makes similar allegations to those asserted in the City of Hollywood Action and adds additional allegations, including purported statements attributed to 15 anonymous confidential witnesses. Most of these individuals are described in the AC as former Sprout Social sales representatives. It claims that the defendants failed to disclose that the Company lacked the infrastructure to successfully implement its strategic shift to the enterprise business market, which purportedly rendered positive statements about enterprise business generation and prospects, and Sprout Social’s financials, misleading. More specifically, the AC alleges that (1) Sprout Social’s “inbound” sales strategy model, which it also applied to enterprise sales efforts, was not effective for generating enterprise business; (2) Sprout Social’s platform lacked certain features valued by large clients; (3) Sprout Social’s partnership with Salesforce would not necessarily increase Sprout Social’s enterprise business; and (4) Sprout Social’s emphasis on ARR as a key metric for financial performance was misleading, given Sprout Social’s own abandonment of the metric as a viable performance indicator.
The AC alleges a slightly longer class period than that alleged in the City of Hollywood Action, beginning on September 22, 2021, and ending on May 2, 2024 (the City of Hollywood Action alleged class period that began on November 3, 2021 and ended on May 2, 2024).
On March 25, 2025, Defendants filed a Motion to Dismiss the AC in its entirety. Lead Plaintiff’s opposition is due on May 23, 2025, and defendants’ reply is due on July 17, 2025. Under the PSLRA, discovery and other proceedings in the Consolidated Securities Action are automatically stayed pending the final resolution of defendants’ motion.
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
On December 17, 2024, a second putative derivative action captioned Munch v. Howard et al. (the “Munch Derivative Action”) was filed in the United States District Court for the Northern District of Illinois against the same defendants. This complaint alleges that, beginning in November 2021, the defendants failed to disclose (or misrepresented) facts about the Company’s business, operations and prospects, including that (i) the Company was neither well-equipped to grow enterprise sales nor executing on its go to market strategy to grow enterprise business; (ii) marketing to enterprise customers would elongate the Company’s sales cycles, and (iii) as a result, the Company was required to adjust its 2024 financial guidance downward. Based on these allegations, plaintiff asserts federal claims under Section 14(a) of the Exchange Act and a state law claim for breach of fiduciary duty, and seeks damages in an unspecified amount on the Company’s behalf. On February 14, 2025, the court consolidated the

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Munch Derivative Action with the Hannaway Derivative Action (the “Consolidated Derivative Action”) and stayed the Consolidated Derivative Action under the terms of the Stay Order.
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
8.Segment and Geographic Data
The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM evaluates financial information on a consolidated basis. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest expense, interest income, other expense, net, and the provision for (benefit from) income taxes, which are reflected in the unaudited consolidated statements of operations. As the Company operates as one operating segment, all required segment financial information is found in the unaudited condensed consolidated financial statements.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of March 31, 2025 and December 31, 2024, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 26% and 27% for each of the

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

three months ended March 31, 2025 and 2024, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Americas	$87,244	$76,670
EMEA	16,671	15,371
Asia Pacific	5,374	4,743
Total	$109,289	$96,784
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to common shareholders	$(11,220)	$(13,575)
Weighted average common shares outstanding	57,890,898	56,344,242
Net loss per share, basic and diluted	$(0.19)	$(0.24)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	March 31,
	2025	2024
Stock options outstanding	—	27,010
RSUs outstanding	5,325,777	4,046,291
Total potentially dilutive shares	5,325,777	4,073,301

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
The following tables present information about the Company’s financial assets that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$1,000	$—	$1,000
Total assets	$—	$1,000	$—	$1,000

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Marketable Securities:
Corporate bonds	$—	$3,745	$—	$3,745
Total assets	$—	$3,745	$—	$3,745
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
For the periods presented, the Company held investment-grade marketable securities which were accounted for as available-for-sale securities. As of March 31, 2025 and December 31, 2024, there was not a significant difference between the amortized cost and fair value of these securities. The gross unrealized gains and losses associated with these securities were immaterial in the periods presented.
The following table classifies the Company’s marketable securities by contractual maturity (in thousands):

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2025	December 31, 2024
Due in one year or less	$1,000	$3,745
Total	$1,000	$3,745

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and in other parts of this Quarterly Report. See "Cautionary Note Regarding Forward-Looking Statements."
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
We generated revenue of $109.3 million and $96.8 million during the three months ended March 31, 2025 and 2024, respectively, representing growth of 13%. In the three months ended March 31, 2025, software subscriptions contributed 99% of our revenue.
We generated net losses of $11.2 million and $13.6 million during the three months ended March 31, 2025 and 2024, respectively, which included stock-based compensation expense of $19.8 million and $18.1 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
Macroeconomic Conditions

As a company with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, fluctuations in inflation, interest rates and currency exchange rates, ongoing overseas conflict, volatility in the capital markets, tariffs and trade tensions, and related market uncertainty. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
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

Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have approximately 30,000 customers. For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, while our total number of customers have decreased, our number of customers contributing over $10,000 in annualized recurring revenue (“ARR”) and $50,000 in ARR increased. In addition, as we continue to focus on expanding our enterprise customer base, we have experienced and expect to continue to experience longer and more expansive average sale cycles and increased pricing pressure, which may be exacerbated by the macroeconomic and geopolitical factors described above. We expect these trends to continue as we remain focused on our most sophisticated customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the three months ended March 31, 2025 was approximately

26% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia, the Philippines and Poland to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. As previously disclosed, we no longer believe that ARR and total number of customers are key performance indicators of Sprout Social’s business due to our evolving customer mix.
While we no longer believe that ARR and total number of customers are key performance indicators of Sprout Social’s business, the definitions of these metrics are necessary for an understanding of how we define number of customers contributing over $10,000 in ARR and number of customers contributing over $50,000 in ARR. For this purpose, we define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period, and we define a customer as a unique account, multiple accounts containing a common non-personal email domain, or multiple accounts governed by a single agreement or entity.
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

	As of March 31,
	2025	2024
Number of customers contributing more than $10,000 in ARR	9,381	8,823
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

	As of March 31,
	2025	2024
Number of customers contributing more than $50,000 in ARR	1,766	1,449

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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel costs directly associated with our sales and marketing department, online advertising expenses, as well as allocated overhead, including depreciation expense. Sales force commissions and bonuses are considered incremental costs of obtaining a contract with a customer. Sales commissions are earned and recorded at contract commencement for both new customer contracts and expansion of contracts with existing customers. Sales commissions are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be five years. We plan to increase the dollar amount of our investment in sales and marketing for the foreseeable future as we continue to scale the business.
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
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expense related to the Facility (as defined below) and is offset by interest income earned on our cash and investment balances.
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

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue
Subscription	$108,680	$95,789
Professional services and other	609	995
Total revenue	109,289	96,784
Cost of revenue(1)
Subscription	24,473	22,205
Professional services and other	365	223
Total cost of revenue	24,838	22,428
Gross profit	84,451	74,356
Operating expenses
Research and development(1)	23,229	23,769
Sales and marketing(1)	47,452	44,540
General and administrative(1)	24,972	19,334
Total operating expenses	95,653	87,643
Loss from operations	(11,202)	(13,287)
Interest expense	(514)	(1,046)
Interest income	895	1,035
Other expense, net	(168)	(406)
Loss before income taxes	(10,989)	(13,704)
Income tax expense (benefit)	231	(129)
Net loss	$(11,220)	$(13,575)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$746	$925
Research and development	6,206	5,450
Sales and marketing	5,936	7,376
General and administrative	6,907	4,315
Total stock-based compensation	$19,795	$18,066

	Three Months Ended March 31,
	2025	2024
	(as a percentage of total revenue)
Revenue
Subscription	99%	99%
Professional services and other	1%	1%
Total revenue	100%	100%
Cost of revenue
Subscription	22%	23%
Professional services and other	—%	—%
Total cost of revenue	23%	23%
Gross profit	77%	77%
Operating expenses
Research and development	21%	25%
Sales and marketing	43%	46%
General and administrative	23%	20%
Total operating expenses	88%	91%
Loss from operations	(10)%	(14)%
Interest expense	—%	(1)%
Interest income	1%	1%
Other expense, net	—%	—%
Loss before income taxes	(10)%	(14)%
Income tax expense (benefit)	—%	—%
Net loss	(10)%	(14)%
Note: Certain amounts may not sum due to rounding

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Revenue
Subscription	$108,680	$95,789	$12,891	13%
Professional services and other	609	995	(386)	(39)%
Total revenue	$109,289	$96,784	$12,505	13%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 6% versus the prior year and customers contributing over $50,000 in ARR grew 22% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$24,473	$22,205	$2,268	10%
Professional services and other	365	223	142	64%
Total cost of revenue	24,838	22,428	2,410	11%
Gross profit	$84,451	$74,356	$10,095	14%
Gross margin
Total gross margin	77%	77%

The increase in cost of subscription revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,332
Restructuring costs	416
Other	552
Personnel costs	(853)
Stock-based compensation expense	(179)
Subscription cost of revenue	$2,268
Fees paid to our data providers increased due to higher costs of third-party data utilized in our platform. Restructuring costs related to a restructuring plan initiated in February 2025 with a primary focus on our Sales and Customer Experience teams. The increase in other was primarily driven by hosting fees. Personnel costs and stock-based compensation expense decreased as a result of the restructuring plan.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Research and development	$23,229	$23,769	$(540)	(2)%
Percentage of total revenue	21%	25%
The decrease in research and development expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the following:

Change
(in thousands)
Personnel costs	$(1,399)
Stock-based compensation expense	756
Other	103
Research and development	$(540)
Personnel costs decreased primarily as a result of a 13% decrease in headcount, driven by a restructuring plan initiated in November 2024 to improve the efficiency and effectiveness of the research and development organization. The increase in stock-based compensation expense was primarily driven by annual equity awards to employees granted during the second quarter of 2024.

Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Sales and marketing	$47,452	$44,540	$2,912	7%
Percentage of total revenue	43%	46%
The increase in sales and marketing expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the following:

Change
(in thousands)
Restructuring costs	$2,285
Sales commission expense	1,741
Other	862
Stock-based compensation expense	(1,440)
Personnel costs	(536)
Sales and marketing	$2,912
Restructuring costs related to a restructuring plan initiated in February 2025 with a primary focus on our Sales and Customer Experience teams. The additional sales commission expense was due to year-over-year sales growth. Stock-based compensation expense and personnel costs decreased as a result of lower headcount driven by the restructuring plan. The increase in other was primarily driven by various marketing events and initiatives.
General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
General and administrative	$24,972	$19,334	$5,638	29%
Percentage of total revenue	23%	20%

The increase in general and administrative expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$2,592
Personnel costs	1,113
Bad debt expense	1,073
Other	860
General and administrative	$5,638
Personnel costs increased as we continue to invest in our finance, legal and other administrative functions to support the company’s growth. The increase in stock-based compensation expense was primarily driven by annual equity grants made to the executive team. Bad debt expense increased due to higher accounts receivable balances.
Interest Income, Net

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest income (expense), net	$381	$(11)	$392	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in interest income, net was primarily due to lower interest expense as a result of a lower balance on the Facility as compared to the same period in 2024, partially offset by lower interest income attributable to a lower balance of marketable securities.
Other Expense, Net

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Other expense, net	$(168)	$(406)	$238	(59)%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by lower foreign exchange transaction losses.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Income tax expense (benefit)	$231	$(129)	$360	(279)%
Percentage of total revenue	—%	(1)%
The change in income tax expense (benefit) was due to higher earnings in foreign jurisdictions.
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
Non-GAAP Gross Profit
We define non-GAAP gross profit as GAAP gross profit, excluding stock-based compensation expense, amortization expense associated with the acquired developed technology from the Tagger Media, Inc. (“Tagger”) acquisition and restructuring charges. We believe non-GAAP gross profit provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, amortization expense and restructuring charges, which are often unrelated to overall operating performance.

	Three Months Ended March 31,
	2025	2024
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$84,451	$74,356
Stock-based compensation expense	746	925
Amortization of acquired developed technology	705	705
Restructuring charges	416	—
Non-GAAP gross profit	$86,318	$75,986
Non-GAAP Operating Income
We define non-GAAP operating income as GAAP loss from operations, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger acquisition and restructuring charges. We believe non-GAAP operating income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, amortization expense and restructuring charges, which are often unrelated to overall operating performance.

	Three Months Ended March 31,
	2025	2024
Reconciliation of Non-GAAP operating income	(dollars in thousands)
Loss from operations	$(11,202)	$(13,287)
Stock-based compensation expense	19,795	18,066
Amortization of acquired intangible assets	1,213	1,213
Restructuring charges	2,731	—
Non-GAAP operating income	$12,537	$5,992
Non-GAAP Net Income
We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger acquisition and restructuring charges. We believe non-GAAP net income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, amortization expense and restructuring charges, which are often unrelated to overall operating performance.

	Three Months Ended March 31,
	2025	2024
Reconciliation of Non-GAAP net income	(dollars in thousands)
Net loss	$(11,220)	$(13,575)
Stock-based compensation expense	19,795	18,066
Amortization of acquired intangible assets	1,213	1,213
Restructuring charges	2,731	—
Non-GAAP net income	$12,519	$5,704
Non-GAAP Net Income per Share
We define non-GAAP net income per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger acquisition and restructuring charges. We believe non-GAAP net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, amortization expense and restructuring charges, which are often unrelated to overall operating performance.

	Three Months Ended March 31,
	2025	2024
Reconciliation of Non-GAAP net income per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.19)	$(0.24)
Stock-based compensation expense per share	0.34	0.32
Amortization of acquired intangible assets	0.02	0.02
Restructuring charges	0.05	—
Non-GAAP net income per share	$0.22	$0.10
Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $100.9 million, marketable securities of $1.0 million and net accounts receivable of $64.8 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit. However, we have generated positive cash flows from operations for the last four fiscal years, from 2021 to 2024. For the three months ended March 31, 2025 and 2024, we also generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future as we continue to grow the business. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, and other factors that are beyond our control, such as rising inflation rates and a potential recession. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
Prior to our IPO in December 2019, we financed our operations primarily through private issuance of equity securities and line of credit borrowings. In our IPO, we received net proceeds of $134.3 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.2 million. We subsequently received an additional $10.0 million of net proceeds after deducting underwriting discounts and commissions in January 2020 as a result of the over-allotment option exercise by the underwriters of our IPO. In August 2020, we received $42.1 million of net proceeds from our equity follow-on offering after deducting underwriting discounts and commissions. In August 2023, we borrowed $75 million under the Facility in connection with the Tagger acquisition. Our principal uses of cash in recent periods have been to fund operations, pay for acquisitions, pay down our Facility, and invest in capital expenditures.
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

Credit Agreement
On August 1, 2023, we entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Facility”). Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes.
On April 4, 2025, we entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage (each as defined in the Amended Credit Agreement). As of March 31, 2025, we were in compliance with such financial covenants in the Amended Credit Agreement and expect to be in compliance with such financial covenants for the next 12 months.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. For the three months ended March 31, 2025, the borrowings under the Facility were designated as SOFR Loans. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s Consolidated Senior Net Leverage Ratio.
The Amended Credit Agreement includes customary conditions to credit extensions, covenants and customary events of default, including restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions.
As of March 31, 2025, $20 million remains outstanding under the Credit Agreement. Refer to Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Net cash provided by operating activities	$18,104	$11,164
Net cash provided by investing activities	1,393	20,054
Net cash used in financing activities	(5,000)	(11,476)
Net increase in cash, cash equivalents and restricted cash	$14,497	$19,742

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments. We have generated positive cash flows from operating activities for each fiscal year since 2021. For the three months ended March 31, 2025 and 2024, we also generated positive cash flows from operating activities.
Net cash provided by operating activities during the three months ended March 31, 2025 was $18.1 million, which resulted from a net loss of $11.2 million adjusted for non-cash charges of $29.1 million and net cash inflow of $0.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $19.8 million of stock-based compensation expense, $5.3 million for amortization of deferred contract acquisition costs, which were primarily commissions, $2.5 million of depreciation and intangible asset amortization expense and $0.3 million of amortization of right-of-use, or ROU, operating lease assets. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $18.1 million decrease in accounts receivable, primarily offset by a $7.6 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $4.8 million decrease in deferred revenue, a $3.2 million increase in prepaid expenses and other assets, a $1.5 million decrease in accounts payable and accrued expenses, and a $0.8 million decrease in operating lease liabilities.
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
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 was $1.4 million, which was primarily due to $2.8 million in proceeds from the maturities of marketable securities, partially offset by $1.4 million in purchases of computer equipment and hardware.
Net cash provided by investing activities for the three months ended March 31, 2024 was $20.1 million, which was primarily due to $22.6 million in proceeds from the maturities of marketable securities and $0.1 million consideration received related to a purchase price adjustment from the Tagger acquisition, partially offset by the $1.5 million payout of the Repustate, Inc. acquisition purchase price holdback and $1.1 million in purchases of computer equipment and hardware.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $5.0 million, driven by $5.0 million in repayments of the Facility.
Net cash used in financing activities for the three months ended March 31, 2024 was $11.5 million, primarily driven by $10.0 million in repayments of the Facility and $1.5 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards.

Contractual Obligations
As of March 31, 2025, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of March 31, 2025, the total obligation for operating leases was $21.4 million, of which $4.6 million is expected to be paid in the next twelve months. As of March 31, 2025, our purchase commitment for primarily data and services was $17.3 million, of which $9.9 million is expected to be paid in the next twelve months. See Note 3 - “Operating Leases” and Note 7 - “Commitments and Contingencies” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for more information regarding these obligations.
Recent Accounting Pronouncements
Refer to Note 1 - “Summary of Significant Accounting Policies” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for more information.
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
Our significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025. There have been no significant changes to these policies during the three months ended March 31, 2025, except as noted in Note 1 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $100.9 million as of March 31, 2025, the majority of which was invested in money market accounts and money market funds. We also had marketable securities of $1.0 million which were invested in investment-grade corporate bonds. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of March 31, 2025, we had $20 million in secured indebtedness outstanding under the Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. Refer to Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2025. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Unstable market, economic and political conditions may have serious adverse consequences on our business, financial condition and share price.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increasing trade tensions, sudden changes in government spending, fluctuations in inflation, interest rates and uncertainty about economic stability. For example, ongoing overseas conflict and trade tensions have created volatility in the global capital markets, including disruptions of the global supply chain and energy markets. In addition, fluctuations in inflation, economic policy and other macroeconomic pressures in the United States and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us, our customers, partners or other third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of global geopolitical tension, political instability or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. High levels of inflation can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, high inflation, trade tensions and reductions in government spending also could increase our customers’ operating costs and decrease their revenue, which could result in reduced social media budgets for our customers and potentially less demand for our platform and products.
We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.
We entered into a Credit Agreement with the lenders named therein and MUFG Bank, LTD. as administrative agent and collateral agent, in August 2023, which provides for a $100 million senior secured revolving credit facility (the “Facility”), which was subsequently amended in April 2025 (as amended, the “Amended Credit Agreement”).
At March 31, 2025, the Company had an outstanding balance of $20.0 million under the Facility. This substantial level of debt could have important consequences to our business, including, but not limited to:
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
•exposing us to the risk of increased interest rates to the extent of any future borrowings, including borrowings under our Amended Credit Agreement, are at variable rates of interest;
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

    The Amended Credit Agreement contains, and the terms of any future indebtedness may impose, various restrictive covenants, including, among other things, restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to their business, dispose of assets, make certain types of restricted payments, including dividends and other distributions to shareholders, or enter into certain related party transactions, subject to customary exceptions. In addition, the Amended Credit Agreement contains financial covenants as to (i) maximum consolidated senior net leverage and (ii) minimum consolidated interest coverage. Pursuant to the Amended Credit Agreement, we and certain of our subsidiaries granted the collateral agent a security interest in substantially all of our and their assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.
Our ability to comply with these restrictive and financial covenants can be impacted by events beyond our control and we may be unable to do so. The Amended Credit Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, the administrative agent, at the direction of the lenders, could elect to declare all amounts outstanding under the Amended Credit Agreement to be immediately due and payable. In addition, the administrative agent would have the right to proceed against the assets provided as collateral in accordance with the Amended Credit Agreement. If the debt under our Amended Credit Agreement were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay such debts, which would have an immediate adverse effect on our business, liquidity, and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended March 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act), that were intended to satisfy the affirmative defense conditions under 10b5-1(c) under the Exchange Act.
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
10.1#
First Amendment to Credit Agreement, dated as of April 4, 2025, by and among Sprout Social, Inc., the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K (File No. 001-39156) filed on April 4, 2025).

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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
#    Certain of the exhibits to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Sprout Social agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
May 9, 2025	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)