Form 10-Q
period 2025-06-30
Sprout Social, Inc.
filed 2025-08-07
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of August 1, 2025, there were 52,645,842 shares and 6,169,357 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$101,532	$86,437
Marketable securities	—	3,745
Accounts receivable, net of allowances of $3,325 and $2,169 at June 30, 2025 and December 31, 2024, respectively	67,264	84,033
Deferred commissions	23,270	20,184
Prepaid expenses and other assets	15,708	15,816
Total current assets	207,774	210,215
Property and equipment, net	9,848	10,951
Deferred commissions, net of current portion	52,743	51,653
Operating lease, right-of-use assets	10,605	11,326
Goodwill	121,315	121,315
Intangible assets, net	19,328	21,914
Other assets, net	1,321	967
Total assets	$422,934	$428,341
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,406	$6,984
Deferred revenue	171,105	178,585
Operating lease liabilities	2,473	3,747
Accrued wages and payroll related benefits	14,279	20,567
Accrued expenses and other	9,329	10,869
Total current liabilities	208,592	220,752
Revolving credit facility	15,000	25,000
Deferred revenue, net of current portion	1,004	1,101
Operating lease liabilities, net of current portion	13,431	14,543
Other noncurrent liabilities	348	351
Total liabilities	238,375	261,747

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024

Commitments and contingencies (Note 7)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 55,547,480 and 52,605,536 shares issued and outstanding, respectively, at June 30, 2025; 54,219,684 and 51,277,740 shares issued and outstanding, respectively, at December 31, 2024	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 6,416,301 and 6,209,357 shares issued and outstanding, respectively, at June 30, 2025; 6,687,582 and 6,480,638 shares issued and outstanding, respectively, at December 31, 2024	1	1
Additional paid-in capital	599,564	558,391
Treasury stock, at cost	(37,422)	(37,422)
Accumulated other comprehensive income	—	3
Accumulated deficit	(377,588)	(354,383)
Total stockholders’ equity	184,559	166,594
Total liabilities and stockholders’ equity	$422,934	$428,341
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Subscription	$111,110	$98,498	$219,790	$194,287
Professional services and other	668	898	1,277	1,893
Total revenue	111,778	99,396	221,067	196,180
Cost of revenue
Subscription	24,551	22,078	49,024	44,283
Professional services and other	383	324	748	547
Total cost of revenue	24,934	22,402	49,772	44,830
Gross profit	86,844	76,994	171,295	151,350
Operating expenses
Research and development	24,587	25,126	47,816	48,895
Sales and marketing	48,152	46,194	95,604	90,734
General and administrative	26,420	22,187	51,392	41,521
Total operating expenses	99,159	93,507	194,812	181,150
Loss from operations	(12,315)	(16,513)	(23,517)	(29,800)
Interest expense	(409)	(972)	(923)	(2,018)
Interest income	946	1,053	1,841	2,088
Other income (expense), net	356	(257)	188	(663)
Loss before income taxes	(11,422)	(16,689)	(22,411)	(30,393)
Income tax expense	563	203	794	74
Net loss	$(11,985)	$(16,892)	$(23,205)	$(30,467)
Net loss per share attributable to common shareholders, basic and diluted	$(0.21)	$(0.30)	$(0.40)	$(0.54)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	58,360,966	56,699,148	58,127,231	56,521,490
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(11,985)	$(16,892)	$(23,205)	$(30,467)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities, net of tax	(1)	19	(3)	48
Comprehensive loss	$(11,986)	$(16,873)	$(23,208)	$(30,419)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2025	58,175,307	$5	$578,328	3,148,888	$(37,422)	$1	$(365,603)	$175,309
Stock-based compensation			20,292					20,292
Issuance of common stock from equity award settlement	586,481	—						—
Issuance of common stock in connection with employee stock purchase plan	53,105	—	944					944
Other comprehensive gain (loss), net of tax						(1)		(1)
Net loss							(11,985)	(11,985)
Balances at June 30, 2025	58,814,893	$5	$599,564	3,148,888	$(37,422)	$—	$(377,588)	$184,559

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2024	56,537,262	$5	$489,969	3,122,058	$(36,589)	$(48)	$(305,987)	$147,350
Exercise of stock options	25,000	—	27					27
Stock-based compensation			20,653					20,653
Issuance of common stock from equity award settlement	476,944	—						—
Taxes paid related to net share settlement of equity awards				8,407	(272)			(272)
Issuance of common stock in connection with employee stock purchase plan	40,807	—	1,238					1,238
Other comprehensive gain (loss), net of tax						19		19
Net loss							(16,892)	(16,892)
Balances at June 30, 2024	57,080,013	$5	$511,887	3,130,465	$(36,861)	$(29)	$(322,879)	$152,123

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2024	57,758,378	5	558,391	3,148,888	(37,422)	3	(354,383)	$166,594
Stock-based compensation			40,229					40,229
Issuance of common stock from equity award settlement	1,003,410	—						—
Issuance of common stock in connection with employee stock purchase plan	53,105	—	944					944
Other comprehensive gain (loss), net of tax						(3)		(3)
Net loss							(23,205)	(23,205)
Balances at June 30, 2025	58,814,893	$5	$599,564	3,148,888	$(37,422)	$—	$(377,588)	$184,559

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2023	56,235,759	$5	$471,789	3,098,975	$(35,113)	(77)	(292,412)	$144,192
Exercise of stock options	25,000	—	27					27
Stock-based compensation			38,833					38,833
Issuance of common stock from equity award settlement	778,447	—						—
Taxes paid related to net share settlement of equity awards				31,490	(1,748)			(1,748)
Issuance of common stock in connection with employee stock purchase plan	40,807	—	1,238					1,238
Other comprehensive gain (loss), net of tax						48		48
Net loss							(30,467)	(30,467)
Balances at June 30, 2024	57,080,013	$5	$511,887	3,130,465	$(36,861)	$(29)	$(322,879)	$152,123
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(23,205)	$(30,467)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	1,989	1,866
Amortization of line of credit issuance costs	110	103
Accretion of discount on marketable securities	(7)	(325)
Amortization of acquired intangible assets	2,586	3,124
Amortization of deferred commissions	10,919	7,411
Amortization of right-of-use operating lease asset	722	885
Stock-based compensation expense	39,961	38,664
Provision for accounts receivable allowances	2,245	741
Loss on lease termination	1,175	—
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	14,524	4,134
Prepaid expenses and other current assets	201	(4,713)
Deferred commissions	(15,095)	(13,832)
Accounts payable and accrued expenses	(3,221)	(213)
Deferred revenue	(7,578)	7,806
Lease liabilities	(2,132)	(1,957)
Net cash provided by operating activities	23,194	13,227
Cash flows from investing activities
Expenditures for property and equipment	(2,265)	(1,585)
Payments for business acquisition, net of cash acquired	—	(1,409)
Proceeds from maturity of marketable securities	3,750	36,385
Net cash provided by investing activities	1,485	33,391
Cash flows from financing activities
Repayments of line of credit	(10,000)	(15,000)
Payments for line of credit issuance costs	(486)	—
Proceeds from exercise of stock options	—	27
Proceeds from employee stock purchase plan	944	1,238
Employee taxes paid related to the net share settlement of stock-based awards	—	(1,748)
Net cash used in financing activities	(9,542)	(15,483)
Net increase in cash, cash equivalents and restricted cash	15,137	31,135
Cash, cash equivalents and restricted cash
Beginning of period	90,418	53,695
End of period	$105,555	$84,830
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$101,532	$80,873
Restricted cash, included in prepaid expenses and other assets	4,023	3,957
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$105,555	$84,830
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
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Company has prepared the unaudited condensed consolidated financial statements on a basis consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2024, and these unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full year or any future period. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain disclosures required by GAAP on an annual basis. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of August 7, 2025, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025. There have been no significant changes to these policies during the six months ended June 30, 2025, except as noted below.
Restructuring
Restructuring charges consist primarily of employee severance, one-time termination benefits related to the reduction of the Company’s workforce, and other costs. One-time termination benefits and other costs are generally recognized in the period in which the liability is incurred.
In November 2024, the Company initiated a restructuring plan to improve the efficiency and effectiveness of the research and development organization. In February 2025, the Company initiated a restructuring plan with a primary focus on its Sales and Customer Experience teams. The Company recorded $2.7 million of restructuring charges for the six months ended June 30, 2025. Cash payments totaling $2.9 million were made related to the restructuring plans during the six months ended June 30, 2025. All amounts incurred as of June 30, 2025 have been paid and no additional costs related to the restructuring plans are expected to be incurred.
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
2.Revenue Recognition
Disaggregation of Revenue
The Company provides disaggregation of revenue based on geographic region in Note 8 - “Segment and Geographic Data” of the Notes to the Financial Statements and based on the subscription versus professional services and other classification on the unaudited condensed consolidated statements of operations, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended June 30, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $79.9 million and $67.4 million, respectively. The amount of revenue recognized during the six months ended June 30, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $128.3 million and $101.9 million, respectively.
As of June 30, 2025, including amounts already invoiced and amounts contracted but not yet invoiced, $347.0 million of revenue is expected to be recognized from remaining performance obligations, of which 72% is expected to be recognized in the next 12 months, with the remainder thereafter.
3.Operating Leases
The Company has operating lease agreements for offices in Chicago, Illinois; Seattle, Washington; Dublin, Ireland; and Kraków, Poland. The Chicago lease expires in December 2032, the Seattle lease expires in January 2031, the Dublin lease expires in June 2027, and the Kraków lease expires in December 2029. These operating leases require monthly rental payments ranging from approximately $24,000 to $142,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
In April 2025, the Company entered into an amendment to its Chicago office lease agreement providing for the early termination of one floor of the leased space. Following the early termination, the Company’s office space was reduced from approximately 128,000 square feet to approximately 64,000 square feet. The Company determined that the amendment will be treated as a lease termination. As a result of the termination, the Company recorded a net loss of approximately $1.2 million, consisting of a gain of approximately $0.2 million associated with the write-off of the lease liability and a loss on disposal of leasehold improvements of approximately $1.4 million. These amounts were recorded in general and administrative expenses in the unaudited consolidated statements of operations.
The following table provides a summary of operating lease assets and liabilities as of June 30, 2025 (in thousands):

Assets
Operating lease right-of-use assets	$10,605
Liabilities
Operating lease liabilities	2,473
Operating lease liabilities, non-current	13,431
Total operating lease liabilities	$15,904

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides information about leases in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating lease expense	$652	$686	$1,327	$1,374
Variable lease expense	472	856	1,302	1,712
Within the unaudited condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the six months ended June 30, 2025 and 2024 were $3.4 million and $4.1 million, respectively. As of June 30, 2025, the weighted-average remaining lease term is 6.3 years and the weighted-average discount rate is 7.0%.
Remaining maturities of operating lease liabilities as of June 30, 2025 are as follows (in thousands):

Years ending December 31,
2025	$1,711
2026	3,585
2027	3,363
2028	2,707
2029	2,757
Thereafter	5,434
Total future minimum lease payments	$19,557
Less: imputed interest	(3,653)
Total operating lease liabilities	$15,904

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
There is no provision for domestic income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the six months ended June 30, 2025, the Company recognized an immaterial provision related to foreign income taxes.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

domestic operations and certain deferred tax assets related to foreign operations. The Company may be able to reverse the valuation allowance when sufficient positive evidence exists to support the reversal of the valuation allowance.
Enactment of the One Big Beautiful Bill Act of 2025
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, deductions for domestic research and development expenditures. The Company is currently evaluating the provisions of the new law and the potential impact on the Company’s financial position, results of operations, and cash flows.
5.Revolving Line of Credit
On August 1, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”). Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes. At June 30, 2025, the Company had an outstanding balance of $15.0 million under the Facility.
On April 4, 2025, the Company entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage (each as defined in the Amended Credit Agreement). As of June 30, 2025, the Company was in compliance with such financial covenants in the Amended Credit Agreement.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. For the six months ended June 30, 2025, the borrowings under the Facility were designated as SOFR Loans and the weighted average interest rate in effect for the outstanding balance was approximately 7.08%. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s Consolidated Senior Net Leverage Ratio.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$684	$906	$1,430	$1,831
Research and development	6,405	6,036	12,611	11,486
Sales and marketing	6,089	8,189	12,025	15,565
General and administrative	6,988	5,467	13,895	9,782
Total stock-based compensation	$20,166	$20,598	$39,961	$38,664

7.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of June 30, 2025 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2025	$35,972
2026	72,259
2027	4,168
2028	233
2029	—
Thereafter	—
Total contractual obligations	$112,632
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
On March 25, 2025, defendants filed a Motion to Dismiss (the “Motion”) the AC in its entirety. On May 23, 2025, Lead Plaintiff filed a brief in opposition to this Motion. Defendants filed a reply brief in further support of the Motion on July 17, 2025. The court has yet to issue any ruling on the Motion. Under the PSLRA, discovery and other proceedings in the Consolidated Securities Action are automatically stayed pending such a ruling.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
On December 17, 2024, a second putative derivative action captioned Munch v. Howard et al. (the “Munch Derivative Action”) was filed in the United States District Court for the Northern District of Illinois against the same defendants. This complaint alleges that, beginning in November 2021, the defendants failed to disclose (or misrepresented) facts about the Company’s business, operations and prospects, including that (i) the Company was neither well-equipped to grow enterprise sales nor executing on its go to market strategy to grow enterprise business; (ii) marketing to enterprise customers would elongate the Company’s sales cycles, and (iii) as a result, the Company was required to adjust its 2024 financial guidance downward. Based on these allegations, plaintiff asserts federal claims under Section 14(a) of the Exchange Act and a state law claim for breach of fiduciary duty, and seeks damages in an unspecified amount on the Company’s behalf. On February 14, 2025, the court consolidated the Munch Derivative Action with the Hannaway Derivative Action (the “Consolidated Derivative Action”) and stayed the Consolidated Derivative Action under the terms of the Stay Order.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

operations. As the Company operates as one operating segment, all required segment financial information is found in the unaudited condensed consolidated financial statements.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of June 30, 2025 and December 31, 2024, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 26% and 27% for each of the six months ended June 30, 2025 and 2024, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas	$89,428	$78,830	$176,672	$155,500
EMEA	16,947	15,646	33,618	31,017
Asia Pacific	5,403	4,920	10,777	9,663
Total	$111,778	$99,396	$221,067	$196,180
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to common shareholders	$(11,985)	$(16,892)	$(23,205)	$(30,467)
Weighted average common shares outstanding	58,360,966	56,699,148	58,127,231	56,521,490
Net loss per share, basic and diluted	$(0.21)	$(0.30)	$(0.40)	$(0.54)

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	June 30,
	2025	2024
Stock options outstanding	—	2,010
RSUs outstanding	4,977,018	4,763,867
Total potentially dilutive shares	4,977,018	4,765,877
10. Subsequent Events
Acquisition of NewsWhip
On July 30, 2025, the Company completed its acquisition of all of the outstanding voting shares of NewsWhip Group Holdings Limited (“NewsWhip”), a company incorporated in Ireland that provides real-time social intelligence. NewsWhip’s proprietary real-time media monitoring and predictive analytics provide insights into emerging trends and narratives, and will allow the Company to enter the public relations and crisis monitoring space.
Consideration for the acquisition of NewsWhip consisted of an upfront cash payment of $55 million, subject to adjustment for cash, indebtedness and working capital, and up to $10 million of contingent consideration payable in two installments based on NewsWhip’s achievement of financial performance metrics through June 30, 2027. Due to the timing of the acquisition, the Company’s initial purchase price accounting was incomplete at the time these financial statements were issued. As such, the Company cannot disclose the allocation of the acquisition price to acquired assets and liabilities and the related disclosures at this time.
The Company funded the upfront cash payment with cash on hand and $32 million of borrowings under the Facility.

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
We generated revenue of $111.8 million and $99.4 million during the three months ended June 30, 2025 and 2024, respectively, representing growth of 12%. We generated revenue of $221.1 million and $196.2 million during the six months ended June 30, 2025 and 2024, respectively, representing growth of 13%. In the six months ended June 30, 2025, software subscriptions contributed 99% of our revenue.
We generated net losses of $12.0 million and $16.9 million during the three months ended June 30, 2025 and 2024, respectively, which included stock-based compensation expense of $20.2 million and $20.6 million, respectively. We generated net losses of $23.2 million and $30.5 million during the six months ended June 30, 2025 and 2024, respectively, which included stock-based compensation expense of $40.0 million and $38.7 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
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
Recent Developments
On July 30, 2025, we completed the acquisition of all of the outstanding voting shares of NewsWhip Group Holdings Limited (“NewsWhip”). NewsWhip’s proprietary real-time media monitoring and predictive analytics provide insights into emerging trends and narratives, and will allow us to enter the public relations and crisis monitoring space. Consideration for the acquisition of NewsWhip consisted of an upfront cash payment of $55 million, subject to adjustment for cash, indebtedness and working capital, and up to $10 million of contingent consideration payable in two installments based on NewsWhip’s achievement of financial performance metrics through June 30, 2027. We funded the upfront cash payment with cash on hand and $32 million of borrowings under the Facility. Refer to Note 10 - “Subsequent Events” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have approximately 30,000 customers. For the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, while our total number of customers decreased, our number of customers contributing over $10,000 in annualized recurring revenue (“ARR”) and $50,000 in ARR increased. In addition, as we continue to focus on expanding our enterprise customer base, we have experienced and expect to continue to experience longer and more expansive average sale cycles and increased pricing pressure, which may be exacerbated by the macroeconomic and geopolitical factors described above. We expect these trends to continue as we remain focused on our most sophisticated prospects and customers.
Expanding within our current customer base
We believe that there is a substantial opportunity for organic growth within our existing customer base. Customers often begin by purchasing a small number of user subscriptions and then expand over time, increasing the number of users or social profiles, as well as purchasing additional product modules.

Customers may then expand use-cases between various departments to drive collaboration across their organizations. Our sales and customer success efforts include encouraging organizations to expand use-cases to more fully realize the value from the broader adoption of our platform throughout an organization. We intend to continue to invest in enhancing awareness of our brand, creating additional uses for our products and developing more products, features and functionality of existing products, which we believe are vital to achieving increased adoption of our platform. In recent years, we have increased our focus on expanding our customers’ use of our platform over time.
Sustaining product and technology innovation
Our success is dependent on our ability to sustain product and technology innovation and maintain the competitive advantage of our proprietary technology. We continue to invest resources to enhance the capabilities of our platform by introducing new products, features and functionality of existing products, either through acquisition or internal development.
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the six months ended June 30, 2025 was approximately 26% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia, the Philippines and Poland to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. As previously disclosed, we no longer believe that ARR and total number of customers are key performance indicators of Sprout Social’s business due to our evolving customer mix.
However, the definitions of these metrics are necessary for an understanding of how we define number of customers contributing over $10,000 in ARR and number of customers contributing over $50,000 in ARR. For this purpose, we define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period, and we define a customer as a unique account, multiple accounts containing a common non-personal email domain, or multiple accounts governed by a single agreement or entity.
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

	As of June 30,
	2025	2024
Number of customers contributing more than $10,000 in ARR	9,517	8,966

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

	As of June 30,
	2025	2024
Number of customers contributing more than $50,000 in ARR	1,826	1,545

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
Cost of Revenue
Subscription
Cost of revenue primarily consists of expenses related to hosting our platform and providing support to our customers. These expenses comprise fees paid to data providers, hosted data center costs and personnel costs directly associated with cloud infrastructure, customer success and customer support, including salaries, benefits, bonuses and allocated overhead. These costs also include depreciation expense and amortization expense related to acquired developed technologies that directly benefit sales. Overhead associated with facilities and information technology is allocated to cost of revenue and operating expenses based on headcount. Although we expect our cost of revenue to increase in absolute dollars as our business and revenue grows, we expect it to decrease as a percentage of our revenue over time.
Professional Services and Other
Cost of professional services primarily consists of expenses related to our professional services organization and comprise personnel costs, including salaries, benefits, bonuses and allocated overhead.

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
Other Income (Expense), Net
Other income (expense), net consists of foreign currency transaction gains and losses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue
Subscription	$111,110	$98,498	$219,790	$194,287
Professional services and other	668	898	1,277	1,893
Total revenue	111,778	99,396	221,067	196,180
Cost of revenue(1)
Subscription	24,551	22,078	49,024	44,283
Professional services and other	383	324	748	547
Total cost of revenue	24,934	22,402	49,772	44,830
Gross profit	86,844	76,994	171,295	151,350
Operating expenses
Research and development(1)	24,587	25,126	47,816	48,895
Sales and marketing(1)	48,152	46,194	95,604	90,734
General and administrative(1)	26,420	22,187	51,392	41,521
Total operating expenses	99,159	93,507	194,812	181,150
Loss from operations	(12,315)	(16,513)	(23,517)	(29,800)
Interest expense	(409)	(972)	(923)	(2,018)
Interest income	946	1,053	1,841	2,088
Other income (expense), net	356	(257)	188	(663)
Loss before income taxes	(11,422)	(16,689)	(22,411)	(30,393)
Income tax expense	563	203	794	74
Net loss	$(11,985)	$(16,892)	$(23,205)	$(30,467)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$684	$906	$1,430	$1,831
Research and development	6,405	6,036	12,611	11,486
Sales and marketing	6,089	8,189	12,025	15,565
General and administrative	6,988	5,467	13,895	9,782
Total stock-based compensation	$20,166	$20,598	$39,961	$38,664

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%	99%
Professional services and other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	22%	22%	22%	23%
Professional services and other	—%	—%	—%	—%
Total cost of revenue	22%	23%	23%	23%
Gross profit	78%	77%	77%	77%
Operating expenses
Research and development	22%	25%	22%	25%
Sales and marketing	43%	46%	43%	46%
General and administrative	24%	22%	23%	21%
Total operating expenses	89%	94%	88%	92%
Loss from operations	(11)%	(17)%	(11)%	(15)%
Interest expense	—%	(1)%	—%	(1)%
Interest income	1%	1%	1%	1%
Other income (expense), net	—%	—%	—%	—%
Loss before income taxes	(10)%	(17)%	(10)%	(15)%
Income tax expense	1%	—%	—%	—%
Net loss	(11)%	(17)%	(10)%	(16)%
Note: Certain amounts may not sum due to rounding

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Revenue
Subscription	$111,110	$98,498	$12,612	13%
Professional services and other	668	898	(230)	(26)%
Total revenue	$111,778	$99,396	$12,382	12%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 6% versus the prior year and customers contributing over $50,000 in ARR grew 18% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$24,551	$22,078	$2,473	11%
Professional services and other	383	324	59	18%
Total cost of revenue	24,934	22,402	2,532	11%
Gross profit	$86,844	$76,994	$9,850	13%
Gross margin
Total gross margin	78%	77%

The increase in cost of subscription revenue for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,118
Other	870
Personnel costs	(293)
Stock-based compensation expense	(222)
Subscription cost of revenue	$2,473
Fees paid to our data providers increased due to higher costs of third-party data utilized in our platform. The increase in other was primarily driven by hosting fees. Personnel costs and stock-based compensation expense decreased as a result of a restructuring plan initiated in February 2025 with a primary focus on our Sales and Customer Experience teams.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Research and development	$24,587	$25,126	$(539)	(2)%
Percentage of total revenue	22%	25%
The decrease in research and development expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to the following:

Change
(in thousands)
Personnel costs	$(1,061)
Stock-based compensation expense	369
Other	153
Research and development	$(539)
Personnel costs decreased primarily as a result of a 17% decrease in our research and development headcount, driven by a restructuring plan initiated in November 2024 to improve the efficiency and effectiveness of the research and development organization. The increase in stock-based compensation expense was primarily driven by the timing of annual equity awards granted to employees.

Sales and Marketing

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Sales and marketing	$48,152	$46,194	$1,958	4%
Percentage of total revenue	43%	46%
The increase in sales and marketing expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to the following:

Change
(in thousands)
Sales commission expense	$1,767
Advertising	814
Internal events	693
Other	784
Stock-based compensation expense	(2,100)
Sales and marketing	$1,958
Sales commission expense increased due to year-over-year sales growth. The increase in internal events was due to the earlier timing of sales training and recognition activities compared to the prior year. The increase in other was primarily driven by various marketing events and initiatives. Stock-based compensation expense decreased as a result of lower headcount driven by a restructuring plan initiated in February 2025 with a primary focus on our Sales and Customer Experience teams.
General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
General and administrative	$26,420	$22,187	$4,233	19%
Percentage of total revenue	24%	22%

The increase in general and administrative expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$1,521
Loss on lease termination	1,175
Personnel costs	902
Bad debt expense	431
Other	204
General and administrative	$4,233
The increase in stock-based compensation expense was primarily driven by annual equity grants made to the executive team. The loss on lease termination was driven by the termination of one floor of our Chicago office lease in April 2025. Refer to Note 3 - “Operating Leases” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. Personnel costs increased as we continue to invest in our finance, legal and other administrative functions to support the company’s growth. Bad debt expense increased due to higher accounts receivable balances.
Interest Income, Net

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest income (expense), net	$537	$81	$456	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The increase in interest income, net was primarily due to lower interest expense as a result of a lower balance on the Facility as compared to the same period in 2024, partially offset by lower interest income attributable to a lower balance of marketable securities.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Other income (expense), net	$356	$(257)	$613	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The change in other expense, net was primarily driven by foreign exchange transaction gains.

Income Tax Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Income tax expense	$563	$203	$360	177%
Percentage of total revenue	1%	—%
The change in income tax expense was due to higher earnings in foreign jurisdictions.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Revenue
Subscription	$219,790	$194,287	$25,503	13%
Professional services and other	1,277	1,893	(616)	(33)%
Total revenue	$221,067	$196,180	$24,887	13%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. Customers contributing over $10,000 in ARR grew 6% versus the prior year and customers contributing over $50,000 in ARR grew 18% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$49,024	$44,283	$4,741	11%
Professional services and other	748	547	201	37%
Total cost of revenue	49,772	44,830	4,942	11%
Gross profit	$171,295	$151,350	$19,945	13%
Gross margin
Total gross margin	77%	77%

The increase in cost of subscription revenue for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the following:

Change
(in thousands)
Data provider fees	$4,450
Restructuring costs	416
Other	1,422
Personnel costs	(1,146)
Stock-based compensation expense	(401)
Subscription cost of revenue	$4,741
Fees paid to our data providers increased due to higher costs of third-party data utilized in our platform. Restructuring costs related to a restructuring plan initiated in February 2025 with a primary focus on our Sales and Customer Experience teams. The increase in other was primarily driven by hosting fees. Personnel costs and stock-based compensation expense decreased as a result of the February 2025 restructuring plan.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Research and development	$47,816	$48,895	$(1,079)	(2)%
Percentage of total revenue	22%	25%
The decrease in research and development expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the following:

Change
(in thousands)
Personnel costs	$(2,460)
Stock-based compensation expense	1,125
Other	256
Research and development	$(1,079)
Personnel costs decreased primarily as a result of a 17% decrease in headcount, driven by a restructuring plan initiated in November 2024 to improve the efficiency and effectiveness of the research and development organization. The increase in stock-based compensation expense was primarily driven by the timing of annual equity awards granted to employees.

Sales and Marketing

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Sales and marketing	$95,604	$90,734	$4,870	5%
Percentage of total revenue	43%	46%
The increase in sales and marketing expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the following:

Change
(in thousands)
Sales commission expense	$3,508
Restructuring costs	2,285
Advertising	963
Internal events	711
Other	1,480
Stock-based compensation expense	(3,540)
Personnel costs	(537)
Sales and marketing	$4,870
Sales commission expense increased due to year-over-year sales growth. Restructuring costs increased as a result of a restructuring plan initiated in February 2025 with a primary focus on our Sales and Customer Experience teams. The increase in internal events was due to the earlier timing of sales training and recognition activities compared to the prior year. The increase in other was primarily driven by various marketing events and initiatives. Stock-based compensation expense and personnel costs decreased as a result of lower headcount driven by the February 2025 restructuring plan.
General and Administrative

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
General and administrative	$51,392	$41,521	$9,871	24%
Percentage of total revenue	23%	21%

The increase in general and administrative expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$4,113
Personnel costs	2,015
Loss on lease termination	1,175
Bad debt expense	1,504
Other	1,064
General and administrative	$9,871
The increase in stock-based compensation expense was primarily driven by annual equity grants made to the executive team. Personnel costs increased as we continue to invest in our finance, legal and other administrative functions to support the company’s growth. The loss on lease termination was driven by the termination of one floor of our Chicago office lease in April 2025. Refer to Note 3 - “Operating Leases” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. Bad debt expense increased due to higher accounts receivable balances.
Interest Income, Net

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest income (expense), net	$918	$70	$848	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.

The increase in interest income, net was primarily due to lower interest expense as a result of a lower balance on the Facility as compared to the same period in 2024, partially offset by lower interest income attributable to a lower balance of marketable securities.
Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Other income (expense), net	$188	$(663)	$851	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The change in other income (expense), net was primarily driven by foreign exchange transaction gains.

Income Tax Expense

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Income tax expense	$794	$74	$720	n/m(1)
Percentage of total revenue	—%	—%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$86,844	$76,994	$171,295	$151,350
Stock-based compensation expense	684	906	1,430	1,831
Amortization of acquired developed technology	705	705	1,410	1,410
Restructuring charges	—	—	416	—
Non-GAAP gross profit	$88,233	$78,605	$174,551	$154,591

Non-GAAP Operating Income
We define non-GAAP operating income as GAAP loss from operations, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger acquisition, restructuring charges, non-cash losses from lease terminations and acquisition-related expenses. We believe non-GAAP operating income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, amortization expense, restructuring charges, non-cash losses from lease terminations and acquisition-related expenses, which are often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Non-GAAP operating income	(dollars in thousands)
Loss from operations	$(12,315)	$(16,513)	$(23,517)	$(29,800)
Stock-based compensation expense	20,166	20,598	39,961	38,664
Amortization of acquired intangible assets	1,213	1,213	2,426	2,426
Restructuring charges	—	—	2,731	—
Loss on lease termination	1,175	—	1,175	—
Acquisition-related expenses	90	—	90	—
Non-GAAP operating income	$10,329	$5,298	$22,866	$11,290

Non-GAAP Net Income
We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger acquisition, restructuring charges, non-cash losses from lease terminations and acquisition-related expenses. We believe non-GAAP net income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, amortization expense, restructuring charges, non-cash losses from lease terminations and acquisition-related expenses, which are often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Non-GAAP net income	(dollars in thousands)
Net loss	$(11,985)	$(16,892)	$(23,205)	$(30,467)
Stock-based compensation expense	20,166	20,598	39,961	38,664
Amortization of acquired intangible assets	1,213	1,213	2,426	2,426
Restructuring charges	—	—	2,731	—
Loss on lease termination	1,175	—	1,175	—
Acquisition-related expenses	90	—	90	—
Non-GAAP net income	$10,659	$4,919	$23,178	$10,623
Non-GAAP Net Income per Share
We define non-GAAP net income per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger acquisition, restructuring charges, non-cash losses from lease terminations and acquisition-related expenses. We believe non-GAAP net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, amortization expense, restructuring charges, non-cash losses from lease terminations and acquisition-related expenses, which are often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Non-GAAP net income per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.21)	$(0.30)	$(0.40)	$(0.54)
Stock-based compensation expense per share	0.35	0.37	0.69	0.69
Amortization of acquired intangible assets	0.02	0.02	0.04	0.04
Restructuring charges	—	—	0.05	—
Loss on lease termination	0.02	—	0.02	—
Acquisition-related expenses	—	—	—	—
Non-GAAP net income per share	$0.18	$0.09	$0.40	$0.19

Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $101.5 million and net accounts receivable of $67.3 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit. However, we have generated positive cash flows from operations for the last four fiscal years, from 2021 to 2024. For the six months ended June 30, 2025 and 2024, we also generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future as we continue to grow the business. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, geopolitical and other factors that are beyond our control. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
Credit Agreement
On August 1, 2023, we entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”). Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes.
On April 4, 2025, we entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated

Interest Coverage (each as defined in the Amended Credit Agreement). As of June 30, 2025, we were in compliance with such financial covenants in the Amended Credit Agreement and expect to be in compliance with such financial covenants for the next 12 months.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on our Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on our Consolidated Senior Net Leverage Ratio. For the six months ended June 30, 2025, the borrowings under the Facility were designated as SOFR Loans. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on our Consolidated Senior Net Leverage Ratio.
The Amended Credit Agreement includes customary conditions to credit extensions, covenants and customary events of default, including restrictions on our ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, subject to customary exceptions.
As of June 30, 2025, $15.0 million remains outstanding under the Credit Agreement. Refer to Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
Subsequent to June 30, 2025, we borrowed an incremental $32 million to fund a portion of the upfront consideration payable in connection with our acquisition of NewsWhip. Refer to the "Overview - Recent Developments" section of this MD&A for further discussion.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$23,194	$13,227
Net cash provided by investing activities	1,485	33,391
Net cash used in financing activities	(9,542)	(15,483)
Net increase in cash, cash equivalents and restricted cash	$15,137	$31,135

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments. We have generated positive cash flows from operating activities for each fiscal year since 2021. For the six months ended June 30, 2025 and 2024, we also generated positive cash flows from operating activities.
Net cash provided by operating activities during the six months ended June 30, 2025 was $23.2 million, which resulted from a net loss of $23.2 million adjusted for non-cash charges of $59.7 million and net cash outflow of $13.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $40.0 million of stock-based compensation expense, $10.9 million for amortization of deferred contract acquisition costs, which were primarily commissions, $4.6 million of depreciation and intangible asset amortization expense, a $1.2 million loss on lease termination and $0.7 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $15.1 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $7.6 million decrease in deferred revenue, a $3.2 million decrease in accounts payable and accrued expenses and a $2.1 million decrease in operating lease liabilities. These outflows were primarily offset by a $14.5 million decrease in accounts receivable and a $0.2 million decrease in prepaid expenses and other assets.
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
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 was $1.5 million, which was primarily due to $3.8 million in proceeds from the maturities of marketable securities, partially offset by $2.3 million in purchases of computer equipment and hardware.
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
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $9.5 million, driven by $10.0 million in repayments of the Facility and $0.5 million in issuance costs related to the Amended Credit Agreement, partially offset by $0.9 million in proceeds from purchases under our employee stock purchase plan.
Net cash used in financing activities for the six months ended June 30, 2024 was $15.5 million, primarily driven by $15.0 million in repayments of the Facility and $1.7 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $1.2 million in proceeds from purchases under our employee stock purchase plan.
Contractual Obligations
As of June 30, 2025, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of June 30, 2025, the total obligation for operating leases was $19.6 million, of which $3.5 million is expected to be paid in the next twelve months. As of June 30, 2025, our purchase commitment for primarily data and services was $112.6 million, of which $72.4 million is expected to be paid in the next twelve months. See

Note 3 - “Operating Leases” and Note 7 - “Commitments and Contingencies” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for more information regarding these obligations.
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
Our significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025. There have been no significant changes to these policies during the six months ended June 30, 2025, except as noted in Note 1 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $101.5 million as of June 30, 2025, the majority of which was invested in money market accounts and money market funds. In recent periods, we have also had marketable securities which were invested in investment-grade corporate bonds. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of June 30, 2025, we had $15 million in secured indebtedness outstanding under the Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. Refer to Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2025. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, tariffs and increasing trade tensions, sudden changes in government spending, fluctuations in inflation, interest rates and uncertainty about economic stability. For example, ongoing overseas conflict, tariffs and trade tensions have created volatility in the global capital markets, including disruptions of the global supply chain and energy markets. In addition, fluctuations in inflation, economic policy and other macroeconomic pressures in the United States and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us, our customers, partners or other third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of global geopolitical tension, political instability or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. High levels of inflation can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, high inflation, trade tensions and reductions in government spending also could increase our customers’ operating costs and decrease their revenue, which could result in reduced social media budgets for our customers and potentially less demand for our platform and products.
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
At June 30, the Company had an outstanding balance of $15.0 million under the Facility. Subsequent to June 30, 2025, we borrowed from the Facility an incremental $32 million to fund a portion of the upfront consideration payable in connection with our acquisition of NewsWhip. This substantial level of debt could have important consequences to our business, including, but not limited to:
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
The Amended Credit Agreement contains, and the terms of any future indebtedness may impose, various restrictive covenants, including, among other things, restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to our business, dispose of assets, make certain types of restricted payments, including dividends and other distributions to shareholders, or enter into certain related party transactions, subject to customary exceptions. In addition, the Amended Credit Agreement contains financial covenants as to (i) maximum consolidated senior net leverage and (ii) minimum consolidated interest coverage. Pursuant to the Amended Credit Agreement, we and certain of our subsidiaries granted the collateral agent a security interest in substantially all of our and their assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended June 30, 2025, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act), which are intended to satisfy the affirmative defense conditions under 10b5-1(c) under the Exchange Act:

Type of Trading Arrangement
Name and Position	Action (Adoption / Termination)	Adoption / Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares and Class of Common Stock to be Sold	Expiration Date
Joe Del Preto, Chief Financial Officer & Treasurer	Adoption	5/27/2025	X		18,000 shares of Class A Common Stock	9/11/2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) All or a portion of the sale of these shares is subject to limit orders, which may result in all or a portion of such shares remaining unsold.
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) have entered into sell-to-cover arrangements, which constitute “non-Rule 10b5-1 trading arrangements,” authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of restricted stock units and the related issuance of shares. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of the Company’s Class A common stock. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable restricted stock units and the officer’s termination of service.

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

10.2#
Share Purchase Agreement, dated July 30, 2025, by and among Sprout Social, Inc. and the shareholders of NewsWhip Group Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001‑39156) on July 30, 2025).

10.3#
Put and Call Option Agreement, dated July 30, 2025, by and among Spout Social, Inc. and the shareholders of NewsWhip Group Holdings Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001‑39156) on July 30, 2025).

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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

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

Sprout Social, Inc.
August 7, 2025	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)