Form 10-Q
period 2025-09-30
Sprout Social, Inc.
filed 2025-11-06
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 31, 2025, there were 53,179,992 shares and 6,009,357 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$90,639	$86,437
Marketable securities	—	3,745
Accounts receivable, net of allowances of $2,173 and $2,169 at September 30, 2025 and December 31, 2024, respectively	63,501	84,033
Deferred commissions	25,151	20,184
Prepaid expenses and other assets	15,726	15,816
Total current assets	195,017	210,215
Property and equipment, net	9,868	10,951
Deferred commissions, net of current portion	54,800	51,653
Operating lease, right-of-use assets	10,212	11,326
Goodwill	166,972	121,315
Intangible assets, net	42,142	21,914
Other assets, net	2,385	967
Total assets	$481,396	$428,341
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,392	$6,984
Deferred revenue	172,563	178,585
Operating lease liabilities	2,569	3,747
Accrued wages and payroll related benefits	16,932	20,567
Accrued expenses and other	17,688	10,869
Total current liabilities	219,144	220,752
Revolving credit facility	44,000	25,000
Deferred revenue, net of current portion	834	1,101
Operating lease liabilities, net of current portion	12,755	14,543
Other noncurrent liabilities	10,537	351
Total liabilities	287,270	261,747

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024

Commitments and contingencies (Note 7)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 56,098,336 and 53,145,821 shares issued and outstanding, respectively, at September 30, 2025; 54,219,684 and 51,277,740 shares issued and outstanding, respectively, at December 31, 2024	4	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 6,236,301 and 6,029,357 shares issued and outstanding, respectively, at September 30, 2025; 6,687,582 and 6,480,638 shares issued and outstanding, respectively, at December 31, 2024	1	1
Additional paid-in capital	618,673	558,391
Treasury stock, at cost	(37,583)	(37,422)
Accumulated other comprehensive income	—	3
Accumulated deficit	(386,969)	(354,383)
Total stockholders’ equity	194,126	166,594
Total liabilities and stockholders’ equity	$481,396	$428,341
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Subscription	$114,720	$101,813	$334,510	$296,100
Professional services and other	873	825	2,150	2,718
Total revenue	115,593	102,638	336,660	298,818
Cost of revenue
Subscription	25,362	22,928	74,386	67,211
Professional services and other	422	304	1,170	851
Total cost of revenue	25,784	23,232	75,556	68,062
Gross profit	89,809	79,406	261,104	230,756
Operating expenses
Research and development	25,068	26,272	72,884	75,167
Sales and marketing	47,034	47,499	142,638	138,233
General and administrative	26,818	22,514	78,210	64,035
Total operating expenses	98,920	96,285	293,732	277,435
Loss from operations	(9,111)	(16,879)	(32,628)	(46,679)
Interest expense	(761)	(851)	(1,684)	(2,869)
Interest income	859	1,007	2,700	3,095
Other expense, net	(294)	(110)	(106)	(773)
Loss before income taxes	(9,307)	(16,833)	(31,718)	(47,226)
Income tax expense	74	254	868	328
Net loss	$(9,381)	$(17,087)	$(32,586)	$(47,554)
Net loss per share attributable to common shareholders, basic and diluted	$(0.16)	$(0.30)	$(0.56)	$(0.84)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	58,930,087	57,179,710	58,397,790	56,742,498
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(9,381)	$(17,087)	$(32,586)	$(47,554)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities, net of tax	—	35	(3)	83
Comprehensive loss	$(9,381)	$(17,052)	$(32,589)	$(47,471)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2025	58,814,893	$5	$599,564	3,148,888	$(37,422)	$—	$(377,588)	$184,559
Stock-based compensation			19,109					19,109
Issuance of common stock from equity award settlement	360,285	—						—
Taxes paid related to net share settlement of equity awards				10,571	(161)			(161)
Other comprehensive gain (loss), net of tax						—		—
Net loss							(9,381)	(9,381)
Balances at September 30, 2025	59,175,178	$5	$618,673	3,159,459	$(37,583)	$—	$(386,969)	$194,126

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2024	57,080,013	$5	$511,887	3,130,465	$(36,861)	$(29)	$(322,879)	$152,123
Exercise of stock options	2,010	—	2					2
Stock-based compensation			23,265					23,265
Issuance of common stock from equity award settlement	316,785	—						—
Taxes paid related to net share settlement of equity awards				8,595	(252)			(252)
Other comprehensive gain, net of tax						35		35
Net loss							(17,087)	(17,087)
Balances at September 30, 2024	57,398,808	$5	$535,154	3,139,060	$(37,113)	$6	$(339,966)	$158,086

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2024	57,758,378	$5	$558,391	3,148,888	$(37,422)	$3	$(354,383)	$166,594
Stock-based compensation			59,338					59,338
Issuance of common stock from equity award settlement	1,363,695	—						—
Taxes paid related to net share settlement of equity awards				10,571	(161)			(161)
Issuance of common stock in connection with employee stock purchase plan	53,105	—	944					944
Other comprehensive loss, net of tax						(3)		(3)
Net loss							(32,586)	(32,586)
Balances at September 30, 2025	59,175,178	$5	$618,673	3,159,459	$(37,583)	$—	$(386,969)	$194,126

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2023	56,235,759	$5	$471,789	3,098,975	$(35,113)	$(77)	$(292,412)	$144,192
Exercise of stock options	27,010	—	29					29
Stock-based compensation			62,098					62,098
Issuance of common stock from equity award settlement	1,095,232	—						—
Taxes paid related to net share settlement of equity awards				40,085	(2,000)			(2,000)
Issuance of common stock in connection with employee stock purchase plan	40,807	—	1,238					1,238
Other comprehensive gain, net of tax						83		83
Net loss							(47,554)	(47,554)
Balances at September 30, 2024	57,398,808	$5	$535,154	3,139,060	$(37,113)	$6	$(339,966)	$158,086
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(32,586)	$(47,554)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	2,895	2,826
Amortization of line of credit issuance costs	170	155
Accretion of discount on marketable securities	(7)	(383)
Amortization of acquired intangible assets	4,622	4,677
Amortization of deferred commissions	17,206	11,649
Amortization of right-of-use operating lease asset	1,114	1,360
Stock-based compensation expense	58,990	61,850
Provision for accounts receivable allowances	2,449	1,473
Loss on lease termination	1,175	—
Accretion of contingent consideration	169	—
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	20,338	7,655
Prepaid expenses and other current assets	(744)	(4,723)
Deferred commissions	(25,320)	(21,118)
Accounts payable and accrued expenses	(4,755)	(1,526)
Deferred revenue	(10,512)	8,755
Lease liabilities	(2,712)	(2,917)
Net cash provided by operating activities	32,492	22,179
Cash flows from investing activities
Expenditures for property and equipment	(3,052)	(2,062)
Payments for business acquisition, net of cash acquired	(50,333)	(1,409)
Proceeds from maturity of marketable securities	3,750	40,185
Net cash (used in) provided by investing activities	(49,635)	36,714
Cash flows from financing activities
Borrowings from line of credit	32,000	—
Repayments of line of credit	(13,000)	(25,000)
Payments for line of credit issuance costs	(486)	—
Proceeds from exercise of stock options	—	29
Proceeds from employee stock purchase plan	944	1,238
Employee taxes paid related to the net share settlement of stock-based awards	(161)	(2,000)
Net cash provided by (used in) financing activities	19,297	(25,733)
Net increase in cash, cash equivalents and restricted cash	2,154	33,160
Cash, cash equivalents and restricted cash
Beginning of period	90,418	53,695
End of period	$92,572	$86,855
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$90,639	$82,886
Restricted cash, included in prepaid expenses and other assets	1,933	3,969
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$92,572	$86,855

Supplemental disclosure of noncash investing and financing activities

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Fair value of contingent consideration in connection with business acquisition	$8,450	$—
Deferred consideration in connection with business acquisition	$3,215	$—
Operating lease liability arising from operating ROU asset obtained	$—	$634
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of November 6, 2025, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025. There have been no significant changes to these policies during the nine months ended September 30, 2025, except as noted below.
Business Combinations
The Company recognizes and measures the assets acquired, liabilities assumed and any contingent consideration in a business combination based on their estimated fair values at the acquisition date. Any excess or deficiency of the purchase consideration, including the fair value of contingent consideration, when compared to the fair value of the net assets acquired, if any, is recorded as goodwill or gain from a bargain purchase.
Such valuations require that management make estimates and assumptions, especially with respect to the identifiable intangible assets and contingent consideration. The estimates and assumptions include, but are not limited to, the selection of valuation methodologies, estimates of future revenue and cash flows, the time and expense to recreate the intangible assets, useful lives, customer churn rate, and discount rates.

The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, the Company may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recorded to earnings.
Restructuring
Restructuring charges consist primarily of employee severance, one-time termination benefits related to the reduction of the Company’s workforce, and other costs. One-time termination benefits and other costs are generally recognized in the period in which the liability is incurred.
In November 2024, the Company initiated a restructuring plan to improve the efficiency and effectiveness of the research and development organization. In February 2025, the Company initiated a restructuring plan with a primary focus on its Sales and Customer Experience teams. The Company recorded $2.7 million of restructuring charges for the nine months ended September 30, 2025. Cash payments totaling $2.9 million were made related to the restructuring plans during the nine months ended September 30, 2025. All amounts incurred as of September 30, 2025 have been paid and no additional costs related to the restructuring plans are expected to be incurred.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The ASU will be effective

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of electing the practical expedient and the impact it may have on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40, including removing stage-based rules and replacing them with a principles-based framework to be more aligned with modern software development practices. The ASU is effective for all entities for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
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
Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $81.2 million and $70.1 million, respectively. The amount of revenue recognized during the nine months ended September 30, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $160.8 million and $127.1 million, respectively.
As of September 30, 2025, including amounts already invoiced and amounts contracted but not yet invoiced, $357.1 million of revenue is expected to be recognized from remaining performance obligations, of which 72% is expected to be recognized in the next 12 months, with the remainder thereafter.
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
The following table provides a summary of operating lease assets and liabilities as of September 30, 2025 (in thousands):

Assets
Operating lease right-of-use assets	$10,212
Liabilities
Operating lease liabilities	2,569
Operating lease liabilities, non-current	12,755
Total operating lease liabilities	$15,324
The following table provides information about leases in the unaudited condensed consolidated statements of operations (in thousands):

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating lease expense	$658	$703	$1,985	$2,076
Variable lease expense	473	863	1,775	2,575
Within the unaudited condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the nine months ended September 30, 2025 and 2024 were $4.7 million and $6.2 million, respectively. As of September 30, 2025, the weighted-average remaining lease term is 6.0 years and the weighted-average discount rate is 7.0%.
Remaining maturities of operating lease liabilities as of September 30, 2025 are as follows (in thousands):

Years ending December 31,
2025	$860
2026	3,587
2027	3,364
2028	2,708
2029	2,757
Thereafter	5,435
Total future minimum lease payments	$18,711
Less: imputed interest	(3,387)
Total operating lease liabilities	$15,324

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
There is no provision for domestic income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the nine months ended September 30, 2025, the Company recognized an immaterial provision related to foreign income taxes.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Enactment of the One Big Beautiful Bill Act of 2025
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, deductions for domestic research and development expenditures. For the nine months ended September 30, 2025, the impact of the Act on our consolidated financial statements was not material. The Company continues to evaluate the provisions of the new law and the potential impact on the Company’s financial position, results of operations, and cash flows.
5.Revolving Line of Credit
On August 1, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the banks and other financial institutions or entities party thereto as lenders and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100.0 million senior secured revolving credit facility (the “Facility”). Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes. At September 30, 2025, the Company had an outstanding balance of $44.0 million under the Facility.
On April 4, 2025, the Company entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage (each as defined in the Amended Credit Agreement). As of September 30, 2025, the Company was in compliance with such financial covenants in the Amended Credit Agreement.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. For the nine months ended September 30, 2025, the borrowings under the Facility were designated as SOFR Loans and the weighted average interest rate in effect for the outstanding balance was approximately 6.88%. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s Consolidated Senior Net Leverage Ratio.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$627	$1,059	$2,057	$2,890
Research and development	5,696	7,493	18,307	18,979
Sales and marketing	5,696	8,962	17,721	24,527
General and administrative	7,010	5,672	20,905	15,454
Total stock-based compensation	$19,029	$23,186	$58,990	$61,850

7.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of September 30, 2025 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2025	$18,169
2026	72,719
2027	4,168
2028	233
2029	—
Thereafter	—
Total contractual obligations	$95,289
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of September 30, 2025 and December 31, 2024, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 26% and 27% for each of the nine months ended September 30, 2025 and 2024, respectively. Revenue by geographical region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	$92,309	$81,482	$268,981	$236,982
EMEA	17,699	15,965	51,317	46,982
Asia Pacific	5,585	5,191	16,362	14,854
Total	$115,593	$102,638	$336,660	$298,818
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to common shareholders	$(9,381)	$(17,087)	$(32,586)	$(47,554)
Weighted average common shares outstanding	58,930,087	57,179,710	58,397,790	56,742,498
Net loss per share, basic and diluted	$(0.16)	$(0.30)	$(0.56)	$(0.84)

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	September 30,
	2025	2024
Stock options outstanding	—	—
RSUs outstanding	5,144,909	4,904,516
Total potentially dilutive shares	5,144,909	4,904,516

10. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:
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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$8,450	$8,450
Total liabilities	$—	$—	$8,450	$8,450

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable Securities:
Corporate bonds	$—	$3,745	$—	$3,745
Total assets	$—	$3,745	$—	$3,745
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The contingent consideration as presented in the fair value table above relates to the acquisition of NewsWhip Group Holdings Limited (“NewsWhip”) in July 2025, and represents the future potential earnout payments based on the achievement of specified financial performance metrics through June 30, 2027. Refer to Note 11 - “Business Combinations” for further discussion of the acquisition.
The fair value of the contingent consideration was determined using a scenario-based approach. The model includes significant unobservable inputs including the discount rate and projected revenues over the earn-out period. The contingent consideration was classified as Level 3 within the fair value hierarchy.
The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recorded within General and administrative expenses within the condensed consolidated statements of operations. The current and non-current portions of contingent consideration are recorded to Accrued expenses and other and Other noncurrent liabilities, respectively, within the condensed consolidated balance sheets.
Marketable securities are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market. The Company’s marketable securities, which were accounted for as available-for-sale securities, matured as of June 30, 2025. There was not a significant difference between the amortized cost and fair value of these securities in the periods presented, and the gross unrealized gains and losses associated with these securities were immaterial. There were no available-for-sale securities as of September 30, 2025.
The carrying amounts of certain financial instruments, including cash held in banks, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

11. Business Combinations
NewsWhip Group Holdings Limited
On July 30, 2025, the Company completed its acquisition of all of the outstanding voting shares of NewsWhip, a company incorporated in Ireland that provides real-time social intelligence. NewsWhip’s proprietary real-time media monitoring and predictive analytics provide insights into emerging trends and narratives, enabling the Company to enter the public relations and crisis monitoring space.
Consideration for the acquisition of NewsWhip consisted of an upfront cash payment of $52.3 million, subject to adjustment for cash, indebtedness and working capital, deferred consideration of $3.2 million and up to $10.0 million of an earnout, which is contingent upon NewsWhip’s achievement of financial performance metrics through June 30, 2027. The earnout is payable in cash in two installments. The earnout is considered contingent consideration and is accounted for as a liability initially measured at fair value. As of September 30, 2025, the fair value of the contingent consideration was $8.5 million, of which $4.5 million was recorded within Accrued expenses and other and $4.0 million was recorded within Other noncurrent liabilities in the unaudited condensed consolidated balance sheets. See Note 10 - “Fair Value Measurements” for additional information regarding the fair value determination of the contingent consideration. The deferred consideration primarily includes the value of certain research and development tax credits that were generated by NewsWhip prior to the acquisition date and a holdback amount.
The Company funded the upfront cash payment with a combination of cash on hand and $32 million borrowed under the Facility further described in Note 5 - “Revolving Line of Credit”. For the nine

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

months ended September 30, 2025, the Company incurred $1.8 million of acquisition-related costs, which were primarily related to advisory and legal costs, and were recorded within General and administrative expense in the unaudited condensed consolidated statements of operations.
The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is primarily attributable to expanded market opportunities from integrating the acquired developed technologies with the Company’s offerings. The goodwill is not deductible for income tax purposes.
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. These estimates are based on preliminary information and may be subject to further revision as additional information is obtained during the measurement period, which may last up to 12 months from the date of the acquisition. The primary areas that remain preliminary as of September 30, 2025 relate to the fair values of intangible assets acquired, contingent consideration payable, goodwill and related deferred tax impacts. The Company expects to finalize the fair value measurements as soon as practicable, but not later than 12 months from the date of acquisition.
The following table summarizes the preliminary allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

July 30, 2025
Consideration:
Cash	$52,313
Contingent consideration at fair value	8,450
Deferred consideration	3,215
Total purchase consideration	$63,978

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1,980
Accounts receivable	2,255
Other current and noncurrent assets	2,335
Intangible assets	24,850
Accounts payable, accrued expenses and other liabilities	(4,661)
Deferred revenue	(4,222)
Deferred tax liabilities	(4,216)
Net assets acquired, excluding Goodwill	18,321
Goodwill	45,657
Total purchase price allocation	$63,978
Cash and cash equivalents acquired	(1,980)
Total consideration, net of cash acquired	$61,998

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company engaged a third-party valuation expert to aid its analysis of the identifiable intangible assets acquired. All estimates, key assumptions and forecasts were either provided by or reviewed by the Company. While the Company chose to utilize a third-party valuation expert for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party.
The fair values of the acquired technology and the trademark identified intangible assets were determined utilizing the relief from royalty method under the income approach. The fair values of the customer relationships and contract backlog were valued using the multi-period excess-earnings method. The Company applied judgment which involved the use of assumptions with respect to revenue growth rates, customer attrition rate, discount rate, royalty rate, obsolescence rate and total operating expenses.
The fair value of the contingent consideration was determined using a scenario-based approach. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about future revenues and a discount rate, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 10 - “Fair Value Measurements”. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recorded within General and administrative expenses within the condensed consolidated statements of operations.
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the estimated preliminary fair values (in thousands) and estimated useful lives for the identifiable intangible assets acquired as of the acquisition date:

	Fair Value	Expected Useful Life
Acquired Technology	$8,400	5 years
Customer Relationships	15,200	7 years
Trademark	800	5 years
Contract Backlog	450	1 year
	$24,850
In connection with the acquisition, the Company acquired net operating loss carryforwards of approximately $31.8 million attributable to NewsWhip's Irish operations, against which a full valuation allowance has been recorded on the related deferred tax asset.
The Company has included the financial results of NewsWhip in its unaudited condensed consolidated financial statements from the date of acquisition. Separate financial results and pro forma financial information for NewsWhip have not been presented as the effect of this acquisition was not material to the Company’s financial results.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 30, 2025 were as follows (in thousands):

Goodwill balance as of December 31, 2024	$121,315
Addition - NewsWhip acquisition	45,657
Goodwill balance as of September 30, 2025	$166,972
12. Intangible Assets
As of the dates specified below, intangible assets, net consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Customer relationships	35,100	19,900
Acquired Technology	24,100	15,700
Trademark	2,100	1,300
Contract backlog	450	—
	61,750	36,900
Less: Accumulated amortization
Customer relationships	(11,700)	(10,010)
Acquired Technology	(7,243)	(4,608)
Trademark	(590)	(368)
Contract backlog	(75)	—
	(19,608)	(14,986)
Intangible assets, net	$42,142	$21,914

Intangible assets are all finite-lived and are being amortized on a straight-line basis over their expected useful lives. Amortization of intangible assets totaled $4.6 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively. The expected future amortization of intangible assets as of September 30, 2025 is summarized as follows (in thousands):

Years Ending December 31,	Amortization Expense
2025 (remaining)	$2,408
2026	9,445
2027	9,183
2028	7,606
2029	5,783
Thereafter	7,717
$42,142

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no impairments to intangible assets during the nine months ended September 30, 2025 and 2024.

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
We generated revenue of $115.6 million and $102.6 million during the three months ended September 30, 2025 and 2024, respectively, representing growth of 13%. We generated revenue of $336.7 million and $298.8 million during the nine months ended September 30, 2025 and 2024, respectively, representing growth of 13%. In the nine months ended September 30, 2025, software subscriptions contributed 99% of our revenue.
We generated net losses of $9.4 million and $17.1 million during the three months ended September 30, 2025 and 2024, respectively, which included stock-based compensation expense of $19.0 million and $23.2 million, respectively. We generated net losses of $32.6 million and $47.6 million during the nine months ended September 30, 2025 and 2024, respectively, which included stock-based compensation expense of $59.0 million and $61.9 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
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
Acquisition of NewsWhip Group Holdings Limited
On July 30, 2025, we completed the acquisition of all of the outstanding voting shares of NewsWhip Group Holdings Limited (“NewsWhip”). NewsWhip’s proprietary real-time media monitoring and predictive analytics provide insights into emerging trends and narratives, and allows us to enter the public relations and crisis monitoring space. Consideration for the acquisition of NewsWhip consisted of an upfront cash payment of $52.3 million, subject to adjustment for cash, indebtedness and working capital, deferred consideration of $3.2 million and up to $10.0 million of an earnout which is contingent upon NewsWhip’s achievement of financial performance metrics through June 30, 2027. We funded the upfront cash payment with cash on hand and $32 million of borrowings under the Facility (as defined below). Refer to Note 11 - “Business Combinations” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. We expect to finalize the allocation of the purchase consideration as soon as practicable, pending any other adjustments to acquired assets or liabilities, but no later than 12 months from the acquisition date. We have included the financial results of NewsWhip in our unaudited condensed consolidated financial statements from the date of acquisition.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have approximately 30,000 customers. For the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, while our total number of customers decreased, our number of customers contributing over $10,000 in annualized recurring revenue (“ARR”) and $50,000 in ARR increased. In addition, as we continue to focus on expanding our enterprise customer base, we have experienced and expect to continue to experience longer and more expansive average sale cycles and increased pricing pressure, which may be exacerbated by the macroeconomic and geopolitical factors described above. We expect these trends to continue as we remain focused on our most sophisticated prospects and customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the nine months ended September 30, 2025 was approximately 26% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia, the Philippines and Poland to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.
For purposes of the below metrics, we define ARR as the annualized revenue run-rate of subscription agreements from all customers as of the last date of the specified period, and we define a customer as a unique account, multiple accounts containing a common non-personal email domain, or multiple accounts governed by a single agreement or entity. Beginning in the third quarter of 2025, the metrics below include NewsWhip customers.
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

	As of September 30,
	2025	2024
Number of customers contributing more than $10,000 in ARR	9,756	9,119
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

	As of September 30,
	2025	2024
Number of customers contributing more than $50,000 in ARR	1,947	1,610

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue
Subscription	$114,720	$101,813	$334,510	$296,100
Professional services and other	873	825	2,150	2,718
Total revenue	115,593	102,638	336,660	298,818
Cost of revenue(1)
Subscription	25,362	22,928	74,386	67,211
Professional services and other	422	304	1,170	851
Total cost of revenue	25,784	23,232	75,556	68,062
Gross profit	89,809	79,406	261,104	230,756
Operating expenses
Research and development(1)	25,068	26,272	72,884	75,167
Sales and marketing(1)	47,034	47,499	142,638	138,233
General and administrative(1)	26,818	22,514	78,210	64,035
Total operating expenses	98,920	96,285	293,732	277,435
Loss from operations	(9,111)	(16,879)	(32,628)	(46,679)
Interest expense	(761)	(851)	(1,684)	(2,869)
Interest income	859	1,007	2,700	3,095
Other expense, net	(294)	(110)	(106)	(773)
Loss before income taxes	(9,307)	(16,833)	(31,718)	(47,226)
Income tax expense	74	254	868	328
Net loss	$(9,381)	$(17,087)	$(32,586)	$(47,554)

_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$627	$1,059	$2,057	$2,890
Research and development	5,696	7,493	18,307	18,979
Sales and marketing	5,696	8,962	17,721	24,527
General and administrative	7,010	5,672	20,905	15,454
Total stock-based compensation	$19,029	$23,186	$58,990	$61,850

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%	99%
Professional services and other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	22%	22%	22%	22%
Professional services and other	—%	—%	—%	—%
Total cost of revenue	22%	23%	22%	23%
Gross profit	78%	77%	78%	77%
Operating expenses
Research and development	22%	26%	22%	25%
Sales and marketing	41%	46%	42%	46%
General and administrative	23%	22%	23%	21%
Total operating expenses	86%	94%	87%	93%
Loss from operations	(8)%	(16)%	(10)%	(16)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	1%	1%	1%	1%
Other income (expense), net	—%	—%	—%	—%
Loss before income taxes	(8)%	(16)%	(9)%	(16)%
Income tax expense	—%	—%	—%	—%
Net loss	(8)%	(17)%	(10)%	(16)%
Note: Certain amounts may not sum due to rounding

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Revenue
Subscription	$114,720	$101,813	$12,907	13%
Professional services and other	873	825	48	6%
Total revenue	$115,593	$102,638	$12,955	13%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from organic growth with a small contribution from our recent NewsWhip acquisition. The increase in organic growth was primarily driven by our highest tier customers. Customers contributing over $10,000 in ARR grew 7% versus the prior year and customers contributing over $50,000 in ARR grew 21% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$25,362	$22,928	$2,434	11%
Professional services and other	422	304	118	39%
Total cost of revenue	25,784	23,232	2,552	11%
Gross profit	$89,809	$79,406	$10,403	13%
Gross margin
Total gross margin	78%	77%

The increase in cost of subscription revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to the following:

Change
(in thousands)
Data provider fees	$2,028
Amortization of intangible assets	280
Other	1,229
Personnel costs	(671)
Stock-based compensation expense	(432)
Subscription cost of revenue	$2,434
Fees paid to our data providers increased due to higher costs of third-party data utilized in our platform. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the NewsWhip acquisition. Refer to Note 11 - “Business Combinations” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. The increase in other was primarily driven by hosting fees. Personnel costs and stock-based compensation expense decreased as a result of lower headcount driven by a restructuring plan initiated in February 2025 with a primary focus on our Sales and Customer Experience teams.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Research and development	$25,068	$26,272	$(1,204)	(5)%
Percentage of total revenue	22%	26%
The decrease in research and development expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$(1,797)
Other	593
Research and development	$(1,204)
The decrease in stock-based compensation expense was primarily driven by a 10% decrease in our research and development headcount, driven by a restructuring plan initiated in November 2024 to improve the efficiency and effectiveness of the research and development organization.

Sales and Marketing

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Sales and marketing	$47,034	$47,499	$(465)	(1)%
Percentage of total revenue	41%	46%
The decrease in sales and marketing expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to the following:

Change
(in thousands)
Sales commission expense	$2,049
Advertising	621
Other	535
Stock-based compensation expense	(3,266)
Personnel costs	(404)
Sales and marketing	$(465)
Sales commission expense increased due to year-over-year sales growth. The increase in other was primarily driven by various marketing events and initiatives. Stock-based compensation expense and personnel costs decreased as a result of lower headcount driven by a restructuring plan initiated in February 2025 with a primary focus on our Sales and Customer Experience teams.
General and Administrative

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
General and administrative	$26,818	$22,514	$4,304	19%
Percentage of total revenue	23%	22%

The increase in general and administrative expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to the following:

Change
(in thousands)
Personnel costs	$1,762
Acquisition-related costs	1,690
Stock-based compensation expense	1,338
Amortization of intangible assets	203
Other	(689)
General and administrative	$4,304
Personnel costs increased as we continue to invest in our finance, legal and other administrative functions to support the company’s growth. Acquisition-related costs increased due to the acquisition of NewsWhip on July 30, 2025. The increase in stock-based compensation expense was primarily driven by annual equity grants made to the executive team. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the NewsWhip acquisition.
Interest Income, Net

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest income (expense), net	$98	$156	$(58)	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The decrease in interest income, net was primarily driven by lower interest income attributable to a lower balance of marketable securities.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Other expense, net	$(294)	$(110)	$(184)	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The change in other expense, net was primarily driven by foreign exchange transaction losses.

Income Tax Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Income tax expense	$74	$254	$(180)	(71)%
Percentage of total revenue	—%	—%
The change in income tax expense was primarily attributable to a foreign income tax benefit in the third quarter of 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Revenue
Subscription	$334,510	$296,100	$38,410	13%
Professional services and other	2,150	2,718	(568)	(21)%
Total revenue	$336,660	$298,818	$37,842	13%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from organic growth with a small contribution from our recent NewsWhip acquisition. The increase in organic growth was primarily driven by our highest tier customers. Customers contributing over $10,000 in ARR grew 7% versus the prior year and customers contributing over $50,000 in ARR grew 21% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$74,386	$67,211	$7,175	11%
Professional services and other	1,170	851	319	37%
Total cost of revenue	75,556	68,062	7,494	11%
Gross profit	$261,104	$230,756	$30,348	13%
Gross margin
Total gross margin	78%	77%

The increase in cost of subscription revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the following:

Change
(in thousands)
Data provider fees	$6,478
Restructuring costs	416
Amortization of intangible assets	280
Other	2,651
Personnel costs	(1,817)
Stock-based compensation expense	(833)
Subscription cost of revenue	$7,175
Fees paid to our data providers increased due to higher costs of third-party data utilized in our platform. Restructuring costs related to a restructuring plan initiated in February 2025 with a primary focus on our Sales and Customer Experience teams. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the NewsWhip acquisition. The increase in other was primarily driven by hosting fees. Personnel costs and stock-based compensation expense decreased as a result of the February 2025 restructuring plan.
Operating Expenses
Research and Development

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Research and development	$72,884	$75,167	$(2,283)	(3)%
Percentage of total revenue	22%	25%
The decrease in research and development expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the following:

Change
(in thousands)
Personnel costs	$(2,277)
Stock-based compensation expense	(672)
Other	666
Research and development	$(2,283)
Personnel costs and stock-based compensation expense decreased primarily as a result of a 10% decrease in headcount, driven by a restructuring plan initiated in November 2024 to improve the efficiency and effectiveness of the research and development organization.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Sales and marketing	$142,638	$138,233	$4,405	3%
Percentage of total revenue	42%	46%
The increase in sales and marketing expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the following:

Change
(in thousands)
Sales commission expense	$5,556
Restructuring costs	2,285
Advertising	1,584
Internal events	884
Other	2,015
Stock-based compensation expense	(6,806)
Personnel costs	(1,113)
Sales and marketing	$4,405
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
General and Administrative

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
General and administrative	$78,210	$64,035	$14,175	22%
Percentage of total revenue	23%	21%

The increase in general and administrative expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$5,451
Personnel costs	3,777
Acquisition-related costs	1,790
Loss on lease termination	1,175
Bad debt expense	976
Other	1,006
General and administrative	$14,175
The increase in stock-based compensation expense was primarily driven by annual equity grants made to the executive team. Personnel costs increased as we continue to invest in our finance, legal and other administrative functions to support the company’s growth. Acquisition-related costs increased due to the acquisition of NewsWhip on July 30, 2025. The loss on lease termination was driven by the termination of one floor of our Chicago office lease in April 2025. Bad debt expense increased due to higher accounts receivable balances.
Interest Income, Net

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest income (expense), net	$1,016	$226	$790	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.

The increase in interest income, net was primarily due to lower interest expense as a result of a lower average balance on the Facility as compared to the same period in 2024, partially offset by lower interest income attributable to a lower balance of marketable securities.
Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Other expense, net	$(106)	$(773)	$667	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.

The change in other expense, net was primarily driven by foreign exchange transaction gains.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Income tax expense	$868	$328	$540	n/m(1)
Percentage of total revenue	—%	—%
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
Non-GAAP Gross Profit
We define non-GAAP gross profit as GAAP gross profit, excluding stock-based compensation expense, amortization expense associated with the acquired developed technology from the Tagger Media, Inc. (“Tagger”) and NewsWhip acquisitions, and restructuring charges. We believe non-GAAP gross profit provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, amortization expense and restructuring charges, which are often unrelated to overall operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$89,809	$79,406	$261,104	$230,756
Stock-based compensation expense	627	1,059	2,057	2,890
Amortization of acquired developed technology	985	705	2,395	2,115
Restructuring charges	—	—	416	—
Non-GAAP gross profit	$91,421	$81,170	$265,972	$235,761

Non-GAAP Operating Income
We define non-GAAP operating income as GAAP loss from operations, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger and NewsWhip acquisitions, restructuring charges, non-cash losses from lease terminations, acquisition-related expenses and accretion associated with contingent consideration. We believe non-GAAP operating income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, amortization expense, restructuring charges, non-cash losses from lease terminations, acquisition-related expenses and accretion associated with contingent consideration, which are often unrelated to overall operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Non-GAAP operating income	(dollars in thousands)
Loss from operations	$(9,111)	$(16,879)	$(32,628)	$(46,679)
Stock-based compensation expense	19,029	23,186	58,990	61,850
Amortization of acquired intangible assets	1,957	1,213	4,383	3,639
Restructuring charges	—	—	2,731	—
Loss on lease termination	—	—	1,175	—
Acquisition-related expenses	1,690	—	1,780	—
Accretion associated with contingent consideration	169	—	169	—
Non-GAAP operating income	$13,734	$7,520	$36,600	$18,810

Non-GAAP Net Income
We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger and NewsWhip acquisitions, restructuring charges, non-cash losses from lease terminations, acquisition-related expenses and accretion associated with contingent consideration. We believe non-GAAP net income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, amortization expense, restructuring charges, non-cash losses from lease terminations, acquisition-related expenses and accretion associated with contingent consideration, which are often unrelated to overall operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Non-GAAP net income	(dollars in thousands)
Net loss	$(9,381)	$(17,087)	$(32,586)	$(47,554)
Stock-based compensation expense	19,029	23,186	58,990	61,850
Amortization of acquired intangible assets	1,957	1,213	4,383	3,639
Restructuring charges	—	—	2,731	—
Loss on lease termination	—	—	1,175	—
Acquisition-related expenses	1,690	—	1,780	—
Accretion associated with contingent consideration	169	—	169	—
Non-GAAP net income	$13,464	$7,312	$36,642	$17,935
Non-GAAP Net Income per Share
We define non-GAAP net income per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger and NewsWhip acquisitions, restructuring charges, non-cash losses from lease terminations, acquisition-related expenses and accretion associated with contingent consideration. We believe non-GAAP net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, amortization expense, restructuring charges, non-cash losses from lease terminations, acquisition-related expenses and accretion associated with contingent consideration, which are often unrelated to overall operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Non-GAAP net income per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.16)	$(0.30)	$(0.56)	$(0.84)
Stock-based compensation expense per share	0.33	0.41	1.01	1.10
Amortization of acquired intangible assets	0.03	0.02	0.08	0.06
Restructuring charges	—	—	0.05	—
Loss on lease termination	—	—	0.02	—
Acquisition-related expenses	0.03	—	0.03	—
Accretion associated with contingent consideration	—	—	—	—
Non-GAAP net income per share	$0.23	$0.13	$0.63	$0.32
Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $90.6 million and net accounts receivable of $63.5 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit. However, we have generated positive cash flows from operations for the last four fiscal years, from 2021 to 2024. For the nine months ended September 30, 2025 and 2024, we also generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future as we continue to grow the business. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, geopolitical and other factors that are beyond our control. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
Prior to our IPO in December 2019, we financed our operations primarily through private issuance of equity securities and line of credit borrowings. In our IPO, we received net proceeds of $134.3 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of $5.2 million. We subsequently received an additional $10.0 million of net proceeds after deducting underwriting discounts and commissions in January 2020 as a result of the over-allotment option exercise by the underwriters of our IPO. In August 2020, we received $42.1 million of net proceeds from our equity follow-on offering after deducting underwriting discounts and commissions. In August 2023, we borrowed $75 million under the Facility in connection with the Tagger acquisition. In July 2025, we borrowed $32 million under the Facility in connection with the NewsWhip acquisition. Our principal uses of cash in recent periods have been to fund operations, pay for acquisitions, pay down our Facility, and invest in capital expenditures.
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
On April 4, 2025, we entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage (each as defined in the Amended Credit Agreement). As of September 30, 2025, we were in compliance with such financial covenants in the Amended Credit Agreement and expect to be in compliance with such financial covenants for the next 12 months.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on our Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on our Consolidated Senior Net Leverage Ratio. For the nine months ended September 30, 2025, the borrowings under the Facility were designated as SOFR Loans. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on our Consolidated Senior Net Leverage Ratio.
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
As of September 30, 2025, $44.0 million remains outstanding under the Amended Credit Agreement. Refer to Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$32,492	$22,179
Net cash (used in) provided by investing activities	(49,635)	36,714
Net cash provided by (used in) financing activities	19,297	(25,733)
Net increase in cash, cash equivalents and restricted cash	$2,154	$33,160

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments. We have generated positive cash flows from operating activities for each fiscal year since 2021. For the nine months ended September 30, 2025 and 2024, we also generated positive cash flows from operating activities.
Net cash provided by operating activities during the nine months ended September 30, 2025 was $32.5 million, which resulted from a net loss of $32.6 million adjusted for non-cash charges of $88.8 million and net cash outflow of $23.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $59.0 million of stock-based compensation expense, $17.2 million for amortization of deferred contract acquisition costs, which were primarily commissions, $7.5 million of depreciation and intangible asset amortization expense, a $1.2 million loss on lease termination and $1.1 million of amortization of right-of-use, or ROU, operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $25.3 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $10.5 million decrease in deferred revenue, a $4.8 million decrease in accounts payable and accrued expenses, a $2.7 million decrease in operating lease liabilities and a $0.7 million increase in prepaid expenses and other assets. These outflows were primarily offset by a $20.3 million decrease in accounts receivable.
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

Investing Activities
Net cash used investing activities for the nine months ended September 30, 2025 was $49.6 million, which was primarily due to $50.3 million paid for the acquisition of NewsWhip and $3.1 million in purchases of computer equipment and hardware, partially offset by $3.8 million in proceeds from the maturities of marketable securities.
Net cash provided by investing activities for the nine months ended September 30, 2024 was $36.7 million, which was primarily due to $40.2 million in proceeds from the maturities of marketable securities and $0.1 million consideration received related to a purchase price adjustment from the Tagger acquisition, partially offset by $2.1 million in purchases of computer equipment and hardware and the $1.5 million payout in January 2024 of the purchase price holdback associated with the January 2023 acquisition of Repustate, Inc.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $19.3 million, driven by $32.0 million in borrowings under the Facility and $0.9 million in proceeds from purchases under our employee stock purchase plan, partially offset by $13.0 million in repayments of the Facility and $0.5 million in issuance costs related to the Amended Credit Agreement.
Net cash used in financing activities for the nine months ended September 30, 2024 was $25.7 million, primarily driven by $25.0 million in repayments of the Facility and $2.0 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $1.2 million in proceeds from purchases under our employee stock purchase plan.
Contractual Obligations
As of September 30, 2025, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of September 30, 2025, the total obligation for operating leases was $18.7 million, of which $3.5 million is expected to be paid in the next twelve months. As of September 30, 2025, our purchase commitment for primarily data and services was $95.3 million, of which $73.0 million is expected to be paid in the next twelve months. See Note 3 - “Operating Leases” and Note 7 - “Commitments and Contingencies” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for more information regarding these obligations.
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
Our significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended

December 31, 2024, filed with the SEC on February 26, 2025. There have been no significant changes to these policies during the nine months ended September 30, 2025, except as noted in Note 1 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $90.6 million as of September 30, 2025, the majority of which was invested in money market accounts and money market funds. In recent periods, we have also had marketable securities which were invested in investment-grade corporate bonds. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of September 30, 2025, we had $44 million in secured indebtedness outstanding under the Amended Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. Refer to Note 5 - “Revolving Line of Credit” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in Canadian dollars, Euros and British pounds. Sales denominated in foreign currencies reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Decreases in the relative value of the U.S. dollar to the foreign currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to the foreign currencies would have a material effect on operating results.
We have not engaged in the hedging of foreign currency transactions to date. However, as our international operations expand, our foreign currency exchange risk may increase. If our foreign currency exchange risk increases in the future, we may evaluate the costs and benefits of initiating a foreign currency hedge program in connection with non-U.S. dollar denominated transactions.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2025. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
As of September 30, 2025, the Company had an outstanding balance of $44 million under the Facility, including $32 million of borrowings to fund a portion of the upfront consideration payable in connection with our acquisition of NewsWhip in July 2025. This substantial level of debt could have important consequences to our business, including, but not limited to:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5. Other Information.
Change in Board of Directors
On November 4, 2025, Raina Moskowitz, a member of the Board of Directors (the “Board”) of the Company, notified the Company of her decision to resign from the Board effective as of December 31,

2025. Ms. Moskowitz’s decision to resign was not due to any disagreement with the Company on any matter relating to the Company operations, policies or practices.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 30, 2025, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act), which are intended to satisfy the affirmative defense conditions under 10b5-1(c) under the Exchange Act:

Type of Trading Arrangement
Name and Position	Action (Adoption / Termination)	Adoption / Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares and Class of Common Stock to be Sold/Purchased	Expiration Date
Aaron Rankin, Member of the Board of Directors	Termination	8/14/2025	X		933,636 shares of Class A and Class B Common Stock to be sold(1).	11/4/2025
Aaron Rankin, Member of the Board of Directors	Adoption	8/21/2025	X		$1,000,000 of Class A shares to be purchased.	2/20/2026
Ryan Barretto, Chief Executive Officer & Member of the Board of Directors	Termination	8/25/2025	X		67,200 shares of Class A Common Stock to be sold(1).	12/31/2025
Ryan Barretto, Chief Executive Officer & Member of the Board of Directors	Adoption	9/5/2025	X		$1,000,000 of Class A shares to be purchased.	7/9/2026
Justyn Howard, Executive Chair & Member of the Board of Directors	Adoption	9/12/2025	X		480,000 shares of Class B Common Stock to be sold.	11/16/2026
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

10.3#
Put and Call Option Agreement, dated July 30, 2025, by and among Sprout Social, Inc. and the shareholders of NewsWhip Group Holdings Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001‑39156) on July 30, 2025).

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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

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

Sprout Social, Inc.
November 6, 2025	By:	/s/ Joe Del Preto
Joe Del Preto
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)