Form 10-K
period 2025-12-31
Sprout Social, Inc.
filed 2026-02-27
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the stock held by non-affiliates was approximately $1.1 billion.
As of February 20, 2026, there were 53,690,940 shares and 5,869,357 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which is expected to be held on May 20, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•the timing of revenue recognition and the impact of our subscription-based business model on our operating results;
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
•our reliance on third-party service providers and infrastructure to operate our platform;
•our ability to comply with existing, modified or new laws and regulations applying to our business, including data privacy and security regulations;
•our ability to maintain, protect and enhance our intellectual property;
•worldwide economic conditions, including the macroeconomic impacts of fluctuations in inflation, interest rates and currency exchange rates, tariffs and trade tensions, and volatility in the capital markets and related market uncertainty, and their impact on demand for our platform and products;
•our ability to acquire, invest in, and integrate other businesses or technologies into our business or achieve the expected benefits of such acquisitions and technologies;
•our ability to attract and retain qualified employees and key personnel;
•our ability to maintain effective internal control over financial reporting;
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
•G2, Inc. (“G2”), research data, January 21, 2025
•Glassdoor, Inc. (“Glassdoor”), Best Places to Work, 2017, 2018, 2020, 2021, 2022 and 2023
•The 2025 Sprout Social Index: Edition XX (“The 2025 Sprout Social Index”)
•Fortune, 2025 Best Workplace in Chicago
•U.S. News and World Report, 2025-2026 Best Places to Work For
•Built In, 2025 Best Large Places to Work in Chicago
•Built In, 2025 Best Large Places to Work in Seattle
•Built In, 2025 Best Places to Work in Seattle
•Newsweek, 2025 America’s Greatest Workplaces
•Newsweek, 2025 Greatest Workplaces in Software and Technology
•International Data Corporation (“IDC”) MarketScape: Worldwide Social Marketing Software for Large Enterprises 2024–2025 Vendor Assessment
•Forrester, “The Total Economic Impact of Sprout Social”, January 2025

CERTAIN DEFINED TERMS
Except where the context suggests otherwise, we defined certain terms in this Annual Report as follows:
“API” means application programming interface.
“Co-Founders” means each of Justyn Howard, our former Chief Executive Officer and current Executive Chair and member of our Board of Directors, Aaron Rankin, our former Chief Technology Officer and current member of our Board of Directors, Gilbert Lara, our former Chief Creative Officer, and Peter Soung, our former Head of Growth, and trusts for the benefit of such founders, their respective spouses and/or their lineal descendants.
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
For over 15 years, Sprout Social has helped companies command their market on social media. As social has evolved from a marketing channel to a critical source of enterprise intelligence, our platform has evolved with it. Our human-centric AI and advanced analytics - powered by Trellis, our proprietary AI agent - deliver real-time social intelligence from more than 1 billion daily messages, driving impact quickly and boosting productivity. With straight-forward onboarding, powerful integrations, and ease of use, our platform is designed to scale to meet even the largest enterprise needs. Our AI-led suite of solutions helps brands maximize the value of social, connect meaningfully with their audience, and leverage insights to enhance business strategies and customer retention.
The exceptional value we deliver is bolstered by our recognition as a Leader by IDC in the 2024-25 Marketscape for Social Marketing software for large enterprises, and our consistently high user ratings on G2.
Our platform provides a compelling offering for customers of all sizes, across the SMB, Mid-market and Enterprise customer segments. However, we expect that our current and future growth will likely be driven by outsized contributions from Mid-market and Enterprise customers. We estimate that less than 5% of businesses have adopted social media management software, providing a large, nascent opportunity to drive significantly increased market adoption of our solution.
We have an efficient, product-driven go-to-market strategy that has enabled us to scale rapidly, attracting customers from small businesses to global brands as well as marketing agencies and government, non-profit and educational institutions. In 2025, the majority of our inbound trials were generated through unpaid marketing due to the strength of our brand, content marketing, and search engine optimization. The scale of these trials allows us to rapidly test, adapt and optimize our go-to-market approach for sustained, capital-efficient growth.
Increased adoption of our platform across functions within an organization also represents a large growth opportunity within our existing customer base. Our platform is licensed on a per-user basis with numerous upsell opportunities through additional users and product modules. As social becomes a critical channel for virtually all aspects of the customer experience, including brand awareness, influencer marketing, predictive media intelligence, customer acquisition, social customer care, commerce, advocacy and reputation management, we expect that our customers will increase adoption of our platform across departments.

Our success and innovation are driven by an experienced leadership team and award-winning culture with a reputation for caring deeply about the success of our customers and employees. This strong employer brand allows us to attract and retain high-quality talent and deliver a premium experience for our customers. In 2025, we were recognized as a Built In “Best Place to Work” for the seventh consecutive year, as well as one of “America’s Greatest Workplaces” and “Greatest Workplaces in Software and Technology” by Newsweek. This momentum builds on years of consistent excellence, including being named one of the Glassdoor “Best Places to Work” in 2017, 2018, 2020, 2021, 2022 and 2023. Sprout Social was also recognized as a 2025 “Best Workplace in Chicago” by Fortune and a 2025-2026 “Best Places to Work For” by U.S. News and World Report.
Our strong culture, world-class management team, leading platform and efficient go-to market strategy have led to revenue of $457.5 million, $405.9 million and $333.6 million during the years ended December 31, 2025, 2024 and 2023, respectively, representing growth of 13% from 2024 to 2025 and 22% from 2023 to 2024. We generated net losses of $43.3 million, $62.0 million and $66.4 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
•social media is where news breaks first;
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
•Consumer expectations are high. Consumers demand that brands be present and responsive across social networks, with nearly three-quarters of consumers expecting a response to a social media message within 24 hours or sooner, according to The 2025 Sprout Social Index™. The same report also found that 73% of consumers say they’ll buy from a competitor if a brand does not respond on social media.
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
•The search landscape is fundamentally shifting. AI-powered search engines and answer engines are transforming how consumers discover information, products, and brands. Traditional search engine optimization (“SEO”) strategies that once drove organic traffic are becoming less effective as AI systems synthesize and present answers directly, bypassing traditional search results. Meanwhile, social media has emerged as a primary discovery channel, with consumers increasingly turning to social platforms to research products, seek recommendations, and make purchasing decisions. Organizations that fail to recognize this shift risk becoming invisible to their target audiences. Brands must adapt their strategies to ensure they maintain visibility and relevance in this new discovery paradigm, where social presence and social intelligence are no longer optional but essential for being found by consumers.
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
Our Platform
Brands can no longer afford to overlook the importance of social media, where every interaction has the potential to influence their reputation and expand their reach. Sprout Social offers an intuitive social intelligence platform designed to scale with organizations of all sizes and to help empower teams to secure a competitive advantage and boost their market position.
Customers can rapidly activate Sprout Social and expedite the implementation process to access analysis-ready AI. Social profiles are efficiently connected, and software integrations are configured to deliver rapid results, starting as soon as a customer’s trial, which continues to be a key driver of new customer revenue. Our platform is built to reduce the need for extensive training, custom AI builds, and external specialists, leading to lower implementation and services costs and faster time to value. We believe our product is the industry standard for product quality, design and user experience, taking the complexity out of social and putting it in one, intuitive platform so our customers can focus on growing their business.
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
Our platform leverages a unified codebase that facilitates efficient deployment of new features, updates, and bug fixes. This approach allows us to deliver continuous innovation at an accelerated pace, giving our customers access to the latest tools to drive growth and improve return on investment (ROI). This single codebase architecture not only optimizes performance but also enables our company to maintain a customer-first approach, responding to market changes with agility and enabling scalability without inefficient resource allocation. While solutions such as Employee Advocacy, NewsWhip by Sprout Social and Influencer Marketing are distinct technologies, they operate on underlying codebases similar to that of Sprout Social.
We have cultivated strong, strategic relationships with leading social networks—including Facebook, Instagram, Threads, X (formerly Twitter), Pinterest, LinkedIn, YouTube, Reddit, Tumblr, Bluesky and TikTok. These premier partnerships provide access to the most reliable social data and first-in-line API updates, empowering our customers to make informed, confident decisions that drive sustained growth and innovation.
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
•Predictive Media Intelligence
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
•Our AI is human-centric. Our AI and automation does not only support teams - it amplifies their strengths and supercharges their capabilities, empowering them to think outside the box when it comes to social. We intentionally build our AI to be human-centric, to complement and empower the people behind the brand. Our proprietary AI and automation access more than 10 years of historical social data sets and 15 years in sentiment and textual analysis to elevate insights and deliver precise recommendations. Paired with our secure AI integrations, our AI-powered features are designed to be intuitive, making it easy for your teams to harness the full potential of social and to focus on high-impact work.
•We act as a trusted partner to support our customers. Sprout Social helps customers transform their social media presence through our platform, combining powerful integrations, expert insights, and exceptional support to drive measurable results. Our customer satisfaction (CSAT) score has been consistently high, with a 95% score over the past five years and 98%+ in the last two years. The CSAT score is determined based on an internal survey of customers following the resolution/closure of a support case. We prioritize customer-driven innovation, using feedback from tens of thousands of customers to guide our product roadmap. This helps us identify the features and products most important to our customers, enabling us to deliver a platform that creates compelling, user-focused experiences. Additionally, customers receive exclusive access to The Arboretum, a dynamic community of over 10,000 members, where they receive ongoing support and social expertise needed to drive impact.
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
•Our market leadership and premium brand are excellent. Our solution is highly regarded and recognized in the industry. Our robust content marketing engine is designed to deliver thought leadership to all decision makers in the buying process, from practitioners to executives. As a result of our strong brand and reputation for quality and service, we are able to generate a significant portion of our revenue from unpaid channels.
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
Central to this approach is Trellis, our proprietary AI agent that allows teams to ask plain-language questions and receive actionable insights from billions of social data points. Rather than requiring users to navigate complex queries or dashboards, Trellis acts as a conversational interface to our social intelligence, enabling market research, competitive analysis, and strategic decision-making through simple, natural interactions.
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
Predictive Intelligence: navigate the media landscape

In today's fast-paced digital environment, brands and publishers face tens of thousands of signals daily from breaking news to emerging trends. Sprout Social's acquisition of NewsWhip in July 2025 expanded our predictive intelligence capabilities, empowering customers to navigate the complex media landscape with differentiated foresight and agility. NewsWhip transforms real-time, AI-powered intelligence into social action, helping brands stay ahead of trends and risks with speed, precision and purpose. NewsWhip's innovative AI agents and real-time monitoring capabilities enable our customers to proactively manage brand crises, detect reputation threats before they escalate, and make data-driven decisions with confidence.
•Real-time media monitoring. We can discover new articles and posts in as little as 60 seconds across web publishers and social platforms including Facebook, X, Reddit, TikTok, Instagram, and YouTube. Our platform monitors millions of news and social media signals per hour, surfacing rising narratives and assessing momentum to help customers stay informed on emerging stories as they unfold.
•Predictive analytics and trend identification. We provide predicted engagement levels for content, allowing customers to identify stories gaining momentum before they reach peak virality. Our unique metrics, including Highest Velocity and Overperforming, help customers discover viral content and understand which stories may be impactful in the next 24 hours.
•AI-powered monitoring agents. Our industry-first real-time monitoring agent actively scans global news, detects meaningful shifts, and delivers analyst-quality alerts in minutes. The agent not only notifies customers but explains what is happening, why it matters, and how situations are evolving, enabling faster and more informed decision-making for crisis management and reputation protection.
•Historical media intelligence. We maintain over seven years of historical media and public engagement data, enabling customers to analyze long-term trends, understand seasonal content patterns, benchmark campaign performance, and conduct comprehensive analysis across timeframes greater than 90 days.
•Comprehensive engagement data. We bring together public interest and media interest data to give customers a complete understanding of any crisis, event, or trend. Our platform combines real-time feeds of web and social content with public engagement data to help customers identify and predict the content that matters most to their audiences.
•Alerts, digests and reporting. We enable customers to react swiftly and collaboratively through customizable alerts, AI-powered digests, and custom reports. Our platform provides view-only dashboards for sharing real-time insights across organizations, PowerPoint integrations for seamless reporting, and flexible alert systems to keep teams informed when they are not actively monitoring.
•API integration and workflow automation. We offer API access allowing customers to integrate NewsWhip data directly into their existing workflows, dashboards, and business intelligence tools, enabling seamless incorporation of predictive intelligence into their operational processes.
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
Our Growth Strategies
We intend to capitalize on our large market opportunity with the following key growth strategies:
•Win with Enterprise customers. We believe there is substantial opportunity to drive increased pipeline and strategic customer wins in accounts contributing $50,000 or more in annualized recurring revenue (ARR). We plan to accomplish this through a product roadmap that is increasingly focused on the requirements of Enterprise customers and within our go-to-market strategy, by driving more awareness with senior executives. We intend to release more features that will allow us to continue to meet the evolving needs of the largest enterprises and drive larger ACV transactions. This includes more scale in our customer care product, deepening our listening analytics features and support for larger scale deployments. We intend to drive increased accountability in the field, ensure we have appropriate resource allocation across our different customer and geographic segments, and strengthen the operational cadence of the go-to-market teams and their intersection with the rest of the company.
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
Customers
We have a highly diverse base of tens of thousands of customers across SMBs, Mid-market companies, Enterprises and marketing agencies, as well as government, non-profit and educational institutions. We have been increasingly focused on the Mid-market and Enterprise segments, and we expect that our current and future growth will likely be driven by outsized contributions from Mid-market and Enterprise. Aligning to this focus, we announced a price increase in November 2022, which values our software consistent with the expectations of these segments of the market. As a result, our total number of customers or the number of net new customers we have added each quarter following the price increase has decreased while the average spend of each new customer has increased. We expect this trend to continue as we remain focused on our most sophisticated customers.
Sales and Marketing
Our go-to-market strategy continues to be driven by the strength and innovation of our platform, complemented by an expanded multi-product approach and deeper market segmentation. We leverage a product-led strategy, allowing potential customers to engage with our platform through free trials and product demonstrations. A significant portion of customers subscribe without direct sales intervention.
In 2026, we plan to enhance our go-to-market execution by prioritizing enterprise growth and multi-threaded sales motions. Our strategic focus includes high-value deals, verticalized go-to-market strategies, and deeper customer engagement across industries. We believe investments in influencer marketing, predictive analytics, expanded partnerships, and international market development will further strengthen our ability to scale globally.
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
Our sales and marketing expenses were $190.6 million, $184.1 million and $168.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Research and Development
We have a proven research and development team that rapidly delivers high-quality products, which has driven our growth. Our ability to lead in the social media management market depends on our introduction of new products and continuing to improve our current offerings. We work diligently to respond to our customers’ needs to create the best user experience possible.
Our research and development team is responsible for the design, development and testing of our products. We invest substantial resources in research and development to drive our technology innovation and bring new products to the market. Our research and development expenses were $101.3 million, $102.8 million and $79.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Intellectual Property
We rely on a combination of patent, trade secret, copyright and trademark laws, a variety of contractual arrangements, such as license agreements, assignment agreements, confidentiality and non-disclosure agreements, and confidentiality procedures and technical and technological measures to protect rights in our proprietary technology and intellectual property.
We have seven issued U.S. patents and two U.S. patent applications pending. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective. However, we cannot be certain that any patents will be issued with claims of sufficient scope to provide meaningful protection or competitive advantage.
We actively pursue registration of our trademarks, logos, service marks and domain names in the United States and in other key jurisdictions. We are the registered holder of a variety of domain names that include the term “Sprout Social” and similar variations. We also own numerous trademarks, trade names, service marks, logos and design marks, including SPROUT SOCIAL and our leaf logo.
In addition to our registered intellectual property, we rely on trade secrets and confidential information to develop and maintain our competitive position. We seek to protect our trade secrets and confidential information through a variety of methods, including confidentiality agreements with employees and third parties who may have access to our proprietary information. We also require most employees to sign agreements, pursuant to which they assign to us any inventions, developments and other technology generated by them on our behalf.
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
Our customers, and those with whom they communicate using our platform, upload and store data onto our platform, generally without any restrictions imposed by us as to the nature of such content, subject to our terms of service. This presents legal challenges to our business and operations, such as rights of privacy or intellectual property rights related to the content loaded onto our platform. Both in the United States and internationally, we must monitor and comply with a host of legal concerns regarding the data stored and processed on our platform as well as the operation of our business. These laws include, without limitation, the following:
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

Copyright & Trademark

U.S. and international copyright and trademark laws protect the rights of third parties from infringement of their intellectual property. Our customers can use our platform to upload and present a wide variety of content. In general, our customer terms of service state that customers agree not to, nor authorize or permit any third parties to use our products to post, upload, link to, send, distribute, or store any content that is protected by copyright, trademark, or any other proprietary right without first having obtained all rights, permissions, and consents necessary to make such content available on or through our products. As our business expands to other countries, we must respond to regional and country-specific intellectual property considerations, including takedown and cease-and-desist notices in foreign languages, and we must build infrastructure to support these processes. The Digital Millennium Copyright Act, or DMCA, also applies to our business in the United States. This statute provides relief for claims of copyright infringement by third parties but includes a safe harbor that is intended to reduce the liability of online service providers for listing or linking to third-party websites or hosting content that infringes copyrights of others. The copyright infringement practices that we have implemented for our platform are intended to satisfy the DMCA safe harbor.
Culture and Workforce
At Sprout Social, we are proud to be recognized as a Built In “Best Place to Work” in 2025, a testament to the exceptional people who make up our team. This is our seventh consecutive year receiving this honor. The annual Built In awards recognize companies across all sizes and industries, including both remote-first organizations and those in major tech markets across the U.S. This recognition underscores the essence of our culture: a purposeful, collaborative, and bold team that delivers exceptional results.
This year, we are thrilled to have been named to three Built In Best Places to Work lists for 2025: Best Large Places to Work in Seattle, Best Places to Work in Seattle, and the Best Large Places to Work in Chicago. These accolades belong to our entire global team, and affirm our dedication and shared commitment to living our values every day.
Central to how we have achieved our world class culture is a commitment to listening and transparency. We align our people strategies to our company values and business vision, while collecting continuous feedback from our team and adjusting our approach to meet their needs. By doing so, we strive to foster an environment where the best ideas win and our employees and our business grow together. In turn, we create sustainable choices that deliver real outcomes for our team, customers, and stakeholders.
This year, our focus is on empowering our team to do the best work of their careers, with the support and tools they need to succeed. As we continue to strengthen our employee engagement and performance, we’re committed to fostering a culture that inspires excellence and brings out the best in all of us.
Our Workforce
As of December 31, 2025, Sprout Social employed 1,362 full-time team members, with an average tenure of 3.3 years. Geographically, our workforce spanned multiple locations, with 369 team members based outside the United States.
Sprout Social also aspires to create a world-class, flexible, and inclusive hybrid culture that enables exceptional work. We prioritize opportunities to bring our distributed teams together through meetups and team gatherings at our offices yearly, and local events such as Happy Hours and Breakfast Bars. These moments foster meaningful connections within our global community, strengthening bonds and enhancing engagement.
Employee Development
Sprout Social’s commitment to employee growth and development continued in 2025 through a focus on department-specific investments and a refreshed performance management framework.
During the year, we empowered department leaders to implement custom learning solutions, such as team-wide skill-building, designed to meet the unique needs of their specific functions. By shifting toward specialized, department-based learning, we have been able to more effectively bridge skill gaps and ensure that development efforts are directly contributing to functional excellence and operational efficiency.
Performance management remained a primary focus, with all managers completing biannual reviews for their teams. We continued to optimize this experience in response to employee feedback, placing a stronger emphasis on actionable, forward-looking coaching. By providing our workforce with a clearer line of sight into success criteria and future growth, we are creating the organizational conditions that fuel high performance. Employee sentiment throughout 2025 indicates that this strategy is resonating, helping to accelerate our high-performance engine as we look toward 2026.
Engagement & Recognition
Employee listening is a central component of our people strategy. In 2025, we increased our listening rituals to gather more frequent, real-time feedback from our employees. This increased cadence allows leadership to better understand where we can improve our workflows and how we can empower our team to have a greater impact on our strategic goals. Across our biannual pulse surveys, we achieved a consistent 80% participation rate. We view this high level of voluntary participation as a key indicator of a highly engaged workforce and a culture built on mutual trust.
Recognition remains a cornerstone of our engagement strategy. Through our Value Awards, we celebrate employees who exemplify Sprout Social’s values. Award recipients receive a $2,000 prize and a $500 charitable donation to an organization of their choice, reinforcing our commitment to both our people and community impact. Additionally, we continue to celebrate milestone moments and anniversaries with branded swag, fostering a sense of pride and connection among our global team.
Total Rewards
Sprout Social’s total rewards philosophy in 2025 was built on a foundation of fairness, competitiveness, and well-being, ensuring our employees feel valued and supported at every stage of their personal and professional journeys. Our comprehensive benefits offerings reflect our commitment to enabling employees to thrive both inside and outside of work.
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
Our benefits offerings are designed to attract and retain talent while aligning with local market practices and regulatory requirements across the jurisdictions in which we operate. In the U.S., our benefits suite includes comprehensive healthcare, a 401(k) retirement plan featuring a company match to support employee financial wellness, and a flexible PTO policy designed to support a positive work-life balance. Internationally, our benefits are structured to complement statutory requirements and may include supplemental health and life insurance, disability coverage, and pension or retirement savings plans.
In 2025, we continued to prioritize support for growing families, offering a $5,000 family planning benefit for surrogacy and adoption, as well as enhancing our global parental leave programs to be better aligned with international practices and standards. We also enhanced our global bereavement leave policy to ensure that employees have the space they need to process grief and be there for their loved ones during difficult times. Our global Lifestyle Spending Account empowers employees to prioritize their personal health and well-being, while new hire stipends for home office setups and ongoing Wi-Fi reimbursements enable productivity in our hybrid work environment. As a company, in 2025, we also had nine “R&R” days in addition to holidays to help encourage employee wellbeing.
Beyond the essentials, Sprout Social offers a range of additional well-being benefits that underscore our holistic approach to employee care. These resources include financial wellness tools, legal support, identity theft protection, pet insurance, and backup care for children and elders. By continually evaluating and evolving our rewards and benefits, we aim to provide an exceptional employee experience that helps attract amazing talent, and drives engagement, retention, and long-term success.
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
Health, Safety & Wellbeing
The safety and well-being of our employees continued to be a top priority in 2025. Our hybrid work model allowed employees to choose their ideal work environment, supported by ergonomic office stipends, educational resources on ergonomics and flexible schedules. We maintained rigorous safety protocols in our offices, equipping them with life-saving tools and ensuring secure access.
Sprout Social’s mental health resources included counseling services, financial wellness tools, and backup care options, reflecting our holistic approach to employee well-being. These initiatives are designed to support our workforce in achieving balance and resilience.
Refreshed Values
At the start of 2025, Sprout Social renewed its values to reflect our bold ambitions and commitment to achieving extraordinary things. But values don’t mean much if they are just words. Whether we lead a team, manage a project, or shape group dynamics, we all play a key role in bringing our values to life. By actively embracing and demonstrating them, we strive to create an environment where we all thrive.
•Be a joy to work with. In every customer interaction, we deliver exceptional value.
•Put your name on it. We act with purpose, own our impact and consistently deliver exceptional results.
•Change the game. We redefine what is possible, act boldly and transform challenges into breakthroughs.

•All in, All together. Collaboration, trust and inclusion power our success. Together, we achieve more than we ever could alone.
Our values are more than just words. They are the foundation of our culture — the principles that guide our decisions and the behaviors that shape how we show up every day. By integrating them into our daily work, meetings, feedback, recognition, and decision-making, we keep them alive and thriving. When we live our values, we strengthen our culture and move Sprout Social forward, together.
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
•Our platform and products are dependent on APIs built and owned by third parties, including social media networks, and if we cannot renew on commercially reasonable terms or we lose access to data provided by such APIs for any reason, our business could suffer.
•If we are unable to attract potential customers through unpaid channels, or other sources of demand, including expansion opportunities from existing customers and outbound sales efforts, or convert prospective customers and expansion opportunities into paid subscriptions, our business and results of operations may be adversely affected.
•If we fail to adapt and respond effectively to rapidly changing technology, new social media platforms, evolving industry standards or changing customer needs, requirements, tastes or preferences, our products may become less competitive.
•As more of our sales efforts target larger mid-market and enterprise customers and we transition certain lower recurring revenue customers to lower-touch and self-service models, our sales cycles have and may continue to become longer and more expensive, and we may face increased pricing, packaging and customer segmentation risks.
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
Risks Related to Intellectual Property Matters
•Inability or failure to protect our intellectual property rights could impair our business.
•Third party intellectual property infringement claims could impair our business.
General Risk Factors
•Unstable market, economic and political conditions may have serious adverse consequences on our business, financial condition and share price.
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
•our ability to successfully execute on new product innovation and enhancements;
•the timing of development and release of new products and functionality introduced by us and our competitors;
•our ability to develop functionality and integrations with third parties, including social media networks, based on customer demand;
•the usability and time to value of our products;
•the pricing and packaging of our products and the impact of any future changes to pricing and packaging;
•the level of customer service that we provide;
•technological change;
•the reallocation of customer technology budgets toward artificial intelligence tools and initiatives, which could reduce demand for or delay purchases of our products;
•growth or contraction in our addressable market; and
•macroeconomic factors and their impacts on our customers and their budgets for our platform and products.
We have previously increased prices in the past and may change our pricing and packaging or introduce alternative pricing structures, including consumption-based models, in the future. Any future pricing or packaging changes may not result in additional revenue and may cause revenue to decline. With any such changes, we may experience softening demand, longer sales cycles, increased discounting, challenges aligning pricing or packaging with perceived customer value across different use cases or product offerings, or negative sentiment from our customers and prospective customers, which could impact our brand and competitiveness.
If we are unable to meet customer demands and manage customer experiences through flexible solutions designed to address their needs or otherwise achieve more widespread market acceptance of our platform and products, our revenue, business, results of operations and financial condition and growth prospects will be adversely affected.
In order for us to maintain or improve our operating results, it is important that our existing customers renew their subscriptions, maintain or increase the level of their plans and add additional users, social profiles and products to their subscriptions. Our customers have no obligation to renew their subscriptions, and we cannot assure you that our customers will renew subscriptions with a similar or increased subscription term or plan level or with the same or a greater number of users, social profiles or products. Some of our customers have elected not to renew their agreements with us and we may not be able to accurately predict renewal rates. Moreover, while our contracts are generally non-cancellable during the contractual subscription term, certain customers have the right to cancel their agreements prior to the expiration of the subscription term. Our renewal rates may decline or fluctuate and our cancellation rates may increase as a result of a number of factors, including customer satisfaction with our platform and products, our customer success and support experience, our pricing and packaging, the functionality of our solutions relative to those of our competitors, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. This may also cause our calculation of the lifetime value of our customers to decline or fluctuate between periods as this calculation assumes the subscription renewal rate for a given year will remain consistent in future years. If our customers cancel or do not renew their subscriptions, renew on less favorable terms, fail to add more users or products or fail to purchase additional products, our revenues and growth prospects may decline.
Our historical revenue growth rates may not be indicative of our future growth.
We have experienced revenue growth in the past, but the rate of our growth has varied and has declined in recent years. For example, in 2025, our revenue was $457.5 million, an increase of 13% as compared to our revenue of $405.9 million in 2024, which was an increase of 22% as compared to our revenue of $333.6 million in 2023. We may not continue to grow at similar or faster rates in the future, and our revenue growth rates may continue to decline. Our revenue growth rate or our revenue may decline for a number of other reasons, including declining customer count, the maturation of our company, reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, failure to capitalize on growth opportunities, and the impacts to our business from macroeconomic factors such as geopolitical instability and uncertainty, fluctuations in inflation, interest rates and currency exchange rates, tariffs and trade tensions, volatility in the capital markets and related market uncertainty. Our current and prospective customers are impacted by volatile macroeconomic conditions to varying degrees and as a result, in some cases we are experiencing slower growth of existing customers most impacted by these conditions. If we are unable to maintain or increase our revenue growth, our stock price could be volatile or decline, and we may not achieve or maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
Our platform and products are dependent on APIs built and owned by third parties, including social media networks, and if we cannot renew on commercially reasonable terms or we lose access to data provided by such APIs for any reason, our business could suffer.
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
To date, we have not relied on negotiated agreements to govern our relationships with most data providers and, in many cases, we rely on publicly available APIs. As a result, we are often subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation and fees of such integrations and which are subject to change by such providers from time to time. In other cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to APIs and data that may allow us to provide a more comprehensive solution for our customers. These agreements are subject to pricing and access changes and termination and renewal according to their terms.

There can be no assurance that we will be able to renew any of our agreements with social media networks and other data providers on terms acceptable to us, including pricing and levels or service, or at all. For example, we have experienced and may in the future continue to experience price increases. The fees and other economic terms associated with the API access may vary by provider and may continue to increase over time. If these costs increase materially, or if the renewal terms become significantly less favorable from a commercial, operational or strategic perspective, we may limit, discontinue, or charge customers for certain integrations or determine not to renew such agreements. We cannot accurately predict the potential impact of any modification, non-renewal, or termination of such agreements, including the impact on our access to the related APIs. There can be no assurance that following any such modification or termination, we would be able to maintain our platform’s current level of functionality in such circumstances, as a result of more limited access to APIs or otherwise, which could result in customer dissatisfaction, loss of customers or reduced revenue and adversely affect our results of operations. For example, we are currently a member of the X (formerly known as Twitter) Official Partner Program. There can be no assurance that X will maintain this program in its current form or at all, or that we will be able to continue our participation on commercially acceptable terms, and any change to the program, our access or the terms of our membership, including pricing, may have a negative impact on our business. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations.
Our business, cash flows or results of operations may be harmed if any data provider:
•changes, limits or discontinues our access to its APIs and data;
•modifies its terms of service or other policies, including restrictions on us or application developers;
•increases the cost associated with API access, data usage, or other pricing;
•changes or limits how customer information and other data is accessed by us or our customers;
•changes or limits how we can use customer information and other data collected through the APIs;
•establishes more favorable relationships with one or more of our competitors; or
•experiences disruptions of its technology, services or business generally.
If we are unable to attract potential customers through unpaid channels, or other sources of demand, including expansion opportunities from existing customers and outbound sales efforts, or convert prospective customers and expansion opportunities into paid subscriptions, our business and results of operations may be adversely affected.
Our go-to-market strategy relies on multiple sources of demand, including inbound marketing, expansion of existing customer relationships and targeted outbound sales efforts. A significant portion of prospective customers, including larger customers, enter our sales funnel through free trials, product demonstrations or contact-me requests initiated through our web properties. We utilize various unpaid content marketing strategies, including webinars, blogs, thought leadership and social media engagement, as well as paid advertising, and other demand generation activities, to attract visitors to our web properties, free trials and demonstrations. We cannot assure you that these unpaid or paid efforts or our existing customer expansion and outbound initiatives will continue to attract the same volume, quality of traffic, demand to our web properties, free trials, and demonstrations. In the future, we may be required to increase our marketing, sales or customer success spend to maintain the same volume and quality of pipeline. The conversion rate of free trials and other lead sources to paid subscriptions is impacted by a number of factors, including our ability to promptly demonstrate value to trial and other prospective customers, drive trial customer adoption deeper into our product capabilities and deliver a favorable trial and demonstration customer experience with our sales and customer support teams. The conversion of expansion opportunities from existing customers is similarly dependent on our ability to deliver ongoing value, product adoption and customer experience. Any change in the number or quality of prospective customers entering free trials or requesting demonstrations, a reduction in expansion opportunities from existing customers, or the conversion rates for such free trials or demonstrations to paid subscriptions could have an adverse impact on our business and results of operations.
If we fail to adapt and respond effectively to rapidly changing technology, new social media platforms, evolving industry standards or changing customer needs, requirements, tastes or preferences, our products may become less competitive.
Social media and the software industry are each subject to rapid technological change, evolving industry standards and practices, developing and fragmented regulatory requirements and changing customer and user needs, requirements, tastes and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. A significant example of these changes is the rapid advancement of AI technologies, which presents both competitive pressure to adopt such technologies and risks associated with their deployment, including security risks, data privacy considerations, and evolving customer expectations regarding AI use. If we are unable to develop and sell new products that satisfy our customers and provide enhancements and new features for our existing platform and products that keep pace with the rapid change in social media and the software industry, our revenue and operating results could be adversely affected. Our platform must also integrate with a variety of network, hardware, browser, mobile and software platforms, and technologies, and we must continuously modify and enhance our products to adapt to changes and innovation in these technologies. If new technologies emerge or our competitors are able to deliver solutions at lower prices or more efficiently, conveniently or securely, such technologies or solutions could adversely affect our ability to compete.
The social media industry has experienced and is likely to continue to experience rapid change due to the evolving trends, tastes and preferences of users, changing policies and the evolving regulatory landscape. If consumers widely adopt new social media networks and other third-party platforms or our customers’ use cases require new integrations with third-party platforms, we may need to develop integrations and functionality related to these new networks and platforms. Existing platforms may also modify the terms, pricing, or availability of API access, which could increase our costs or limit the functionality we can offer. This development effort may require significant research and development and sales and marketing resources, as well as licensing fees, all of which could adversely affect our business and operating results. In addition, new social media networks and other third-party platforms may not provide us with sufficient access to data from their platforms, preventing us from building effective integrations with our platform and products. Regulatory requirements and changing consumer tastes may also render our current integrations or functionality obsolete and the financial terms, if any, under which we obtain such integrations or functionality unfavorable. Any termination of our relationships with, or failure of our products to operate effectively with, the social media networks and other third-party platforms used most frequently by consumers or customers could reduce the demand for our products. If we are unable to respond to these changes in a cost-effective manner, our products may become less marketable and less competitive or obsolete, and our operating results may be negatively affected. In addition, the technology industry has experienced, and may continue to experience, leadership changes, layoffs and other corporate changes that could have a negative impact on our ability to work effectively with these partners.
As more of our sales efforts target larger mid-market and enterprise customers and we transition certain lower recurring revenue customers to lower-touch and self-service models, our sales cycles have and may continue to become longer and more expensive, and we may face increased pricing, packaging and customer segmentation risks.

As we continue to target more of our sales efforts toward larger mid-market and enterprise customers, we expect to face continued heightened costs, longer sales cycles, greater competition and less predictability in completing some of our sales. A large customer’s decision to use our services may require broad consensus within their organization, requiring multiple levels of sign off. Such sales require considerable time for the customer to evaluate and test our platform prior to making a purchasing decision. In addition, we may face stronger competition to attract larger customers, resulting in the need to reduce our pricing or offer more attractive packaging, or offer additional incentives in order to complete a sale. Also, such customers may require greater levels of education regarding the use and benefits of our services, as well as addressing concerns regarding data privacy and security obligations, and international law.
As a result of these factors, these sales opportunities may require us to devote greater resources to larger individual customers, driving up costs and time required to complete sales and diverting our resources to a smaller number of larger transactions. If we fail to effectively manage these risks associated with sales cycles and sales to larger mid-market and enterprise customers, our business, financial condition, and results of operations may be harmed.
In connection with these changes, we have shifted certain customers with lower levels of annual recurring revenue to self-service purchasing and lower-touch engagement models. While this shift is intended to improve operating efficiency, support profitability, and reduce churn, it has resulted in fewer sales, less revenue, reduced expansion opportunities, and increased attrition within these customer segments. These results may continue or expand.
In addition, under these lower-touch models, customers may have limited or no direct interaction with human sales or support personnel and may instead rely on automated or digital communications. If customers perceive these offerings as sufficient to meet their needs, existing or prospective customers may elect lower-priced or more limited offerings rather than higher-priced plans that include additional services, features or human support. This could reduce average contract values within these customer segments, increase pricing pressure, adversely affect our packaging strategy, or result in reduced demand for of higher-revenue subscription plans.
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
To remain competitive, we must continue to develop new product offerings, as well as features and enhancements to our existing platform and products, including those incorporating artificial intelligence. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we experience high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. The success of our business is dependent on our research and development teams developing a roadmap that allows us to retain and increase the spending of our existing customers and attract new customers, including by appropriately identifying, prioritizing and executing on opportunities related to artificial intelligence and other emerging technologies. Social media is quickly evolving and we may invest significantly in particular functionality or integrations that may become obsolete in the future. In addition, in the future, new functionality may be required or networks may emerge and gain popularity with social media users, requiring us to quickly develop integrations. Further, many of our competitors may expend considerably greater funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources, to use our research and development resources efficiently or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.
If we fail to offer high-quality customer support, or if the cost of such support is not consistent with corresponding levels of revenue, our business and reputation may be harmed.
Our customers rely on our customer support organization to respond to inquiries and resolve issues related to their use of our platform quickly and effectively. Our customer support relies on third-party technology platforms, which may become unavailable or otherwise prevent our customers and customer support team from interacting on a timely basis. Our response times to customers and prospects may be impacted for reasons outside our control, such as changes to social media networks and other third-party APIs, which may interrupt aspects of our service to our customers. From time to time, we experience spikes in the number of customer support tickets that we receive, which may result in an increase in customer requests and significant delays in responding to our customers’ requests. We have historically experienced high customer satisfaction (CSAT) scores. However, past scores may not be indicative of future customer satisfaction, in particular due to the relatively low level of customer participation in satisfaction surveys. We have implemented AI-powered customer support capabilities in certain support channels, which have reduced customer reliance on human support, which have enabled us to scale our support function more efficiently. However, if these AI-powered solutions are not implemented effectively, fail to perform as expected, or are not well received by our customers, our customer satisfaction, business reputation and operating results could be adversely affected. Increased customer demand for our support services, or a failure of automation and efficiency initiatives to scale as expected, without corresponding revenue increases, could increase our costs and harm our operating results. As we continue to grow our operations and support our global user base, we need to continue to provide efficient and high-quality support that meets our customers’ needs globally at scale. Our sales process is highly dependent on the ease of use of our platform and products, our business reputation and positive recommendations from our existing customers. Any failure to maintain a high-quality customer support organization, or a market perception that we do not maintain such levels of support, could harm our reputation, our ability to sell to existing and prospective customers and our business.
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
We use machine learning and AI technologies in our business, and we are making investments in expanding AI capabilities in our products, services and tools, including improving existing and developing new AI technologies. In recent periods, we have materially expanded the use of AI-powered features in our platform to include natural language processing, generative AI, and agentic AI-based capabilities. Over time, such AI capabilities will likely become increasingly integrated into our products. However, AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The proliferation of new and emerging AI technologies may require additional investment in the development of proprietary datasets and machine learning models, new approaches and processes to provide attribution or remuneration to creators of training data and appropriate protections and safeguards for handling the use of customer data with AI technologies, which may be costly and could impact our expenses if we decide to further expand AI technologies in our product offerings.
The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, confidentiality or security risks, ethical concerns, legal liability or other complications that could adversely affect our business, reputation and financial results. For example, our employees and personnel may use AI technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various laws, including data privacy and security laws and AI-specific laws and other privacy obligations. We have implemented policies and approved tools governing employee use of AI technologies; however, we may not be able to fully prevent unauthorized or unintended use of unapproved or third-party AI tools, which could result in the improper use or disclosure of confidential, proprietary or personal data, intellectual property, or other sensitive information. Furthermore, AI technologies incorporated into our product offerings may use algorithms, datasets or training methodologies that may be flawed or contain deficiencies that may be difficult or impossible to proactively detect which, in turn, may suggest content that is factually inaccurate, biased or otherwise flawed. We also use AI to assist us in making certain decisions, which is similarly regulated by certain laws, including data privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. If such AI and machine learning-based outputs are deemed to be biased, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability.
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
Furthermore, AI is subject to data privacy and security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing AI, including the EU’s AI Act, which establishes a comprehensive, risk-based regulatory framework for AI systems and may impose significant compliance, transparency, documentation, governance and oversight obligations, as well as material penalties for non-compliance. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI technologies and machine learning. These obligations may make it harder for us to conduct our business using AI technologies and machine learning, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies and machine learning, limit or delay the deployment of certain AI features, or prevent or limit our use of AI technologies and machine learning. For example, the U.S. Federal Trade Commission (“FTC”) has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI technologies and machine learning where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies and machine learning or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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
Our international sales, operations and global workforce subject us to additional risks and costs, including operational, legal, regulatory, market and foreign currency exchange rate risks, that can adversely affect our business, operating results and financial condition.
For each of the years ended December 31, 2025, 2024 and 2023, we derived 26%, 27% and 28%, respectively, of our revenue from customers located outside of the United States. We view international markets as an important component of our growth strategy and maintain a global operating footprint to support customers, product development and other business functions outside the United States. We have office locations in Dublin, Ireland and Kraków, Poland, and we have distributed teams located in Ireland, Canada, the United Kingdom, Singapore, India, Australia, the Philippines and Poland. Our international team members support a range of functions, including customer-facing roles and product and engineering roles, such as research and development personnel.
Operating a global business subjects us to risks and challenges that differ from those we face in the United States and may require additional management attention, resources and investment. We cannot predict the rate at which our platform and products will be accepted in international markets by potential customers. Our ability to attract new customers to subscribe to our platform, and to encourage existing customers to renew or expand their use of our platform, is directly correlated to the level of engagement we achieve with customers. To the extent we are unable to effectively engage with non-U.S. customers, we may be unable to grow in international markets effectively.
Our international sales and operations subject us to additional risks and challenges, including:
•increased operational, infrastructure, cybersecurity, compliance and administrative costs associated with supporting customers, employees and business processes across multiple jurisdictions;
•operating our business across different languages, cultures and time zones, including the potential need to modify our platform, product features, user experience, support models, training, documentation and marketing to meet local customer expectations;
•difficulties providing consistent levels of service, customer support and “time to value” in international markets, including where customers require localized language support or region-specific functionality;

•compliance with applicable non-U.S. laws and regulations (and changes thereto), including data privacy, data protection, cybersecurity, artificial intelligence, employment, competition, procurement and platform-related rules, as well as data residency or localization requirements, and the risks and costs of non-compliance;
•longer sales cycles, longer payment cycles, and challenges enforcing contracts, collecting accounts receivable or satisfying revenue recognition criteria due to differing commercial practices, customer procurement requirements or local laws;
•increased financial accounting, reporting and internal control complexity, including differing business practices that may increase the risk of errors, misstatements, fraud or delayed financial reporting;
•political, economic and social instability, including changes in trade policies, tariffs, trade barriers, inflation, recessionary conditions, civil unrest or geopolitical tensions in the countries or regions in which we operate or sell;
•compliance with anti-corruption and anti-bribery laws and heightened risks of improper or corrupt business practices in certain geographies, including by employees, contractors, resellers, channel partners or other third parties acting on our behalf;
•compliance with import and export controls, economic sanctions and other regulatory or contractual limitations on our ability to sell our platform and products or provide services in certain countries or to certain customers or end users;
•differing labor laws and standards, including restrictions on, and increased costs associated with, hiring, managing and terminating employees in certain jurisdictions, the risk of misclassification of workers as independent contractors or exempt employees, which can lead to significant tax, benefit, and wage liabilities, as well as the impact of works councils, collective bargaining arrangements or other employee representative bodies where applicable;
•the need for localized subscription agreements, contracting practices and procurement processes, including mandatory local law provisions that may reduce contractual flexibility, increase negotiation time or increase compliance and litigation risk;
•increased reliance on resellers, channel partners or other third parties in certain markets, and the risk that such parties do not market, sell, implement or support our platform in a manner consistent with our brand, quality standards or compliance obligations;
•new and different sources of competition in international markets, including competitors with greater local market knowledge, established customer relationships or domestic preferences;
•reduced protection for intellectual property rights in certain non-U.S. jurisdictions and practical difficulties of obtaining, maintaining, protecting and enforcing intellectual property rights abroad; and
•compliance with the laws of numerous foreign taxing jurisdictions, including withholding tax obligations, indirect taxes, permanent establishment risks and overlapping tax regimes, which could increase our tax burden or result in audits, assessments, penalties or interest.
Any of these risks and challenges could adversely affect our operations, reduce our revenue, increase our operating costs, delay or limit our ability to expand internationally, or otherwise adversely affect our business, operating results and financial condition.
In addition, our international operations expose us to foreign currency exchange rate risks. While we have primarily transacted with customers and vendors in U.S. dollars historically, we expect to conduct some transactions with customers that are denominated in foreign currencies in the future. Fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in local currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies could increase the U.S. dollar equivalent of such expenses, cause our results of operations to differ from expectations, and make it more difficult to detect underlying trends in our business. Currency volatility, limitations on the ability to convert currencies, or restrictions on the repatriation or transfer of funds could also adversely affect our liquidity, cash flows or capital allocation decisions.
We do not currently maintain a program to hedge transactional exposures in foreign currencies. Although we may use derivative instruments in the future to hedge certain foreign currency exposures, such hedging activities may not offset, or may only partially offset, the adverse financial effects of unfavorable movements in foreign exchange rates and may introduce additional risks, including counterparty risk, accounting complexity and operational burdens.
We have a history of losses and may not achieve profitability in the future.
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $43.3 million, $62.0 million and $66.4 million in 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $397.7 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations.
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
Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, content creators, our customers’ consumers or other social media audiences, the third-party technology platforms of other parties and our employees. A cybersecurity-related attack, malicious internet-based activity, online and offline fraud, and intrusion or disruption by either an internal or external source or other breach of the systems on which our platform and products operate, and on which our employees conduct business, could lead to unauthorized access to, use of, loss of or unauthorized disclosure of sensitive and confidential information, disruption of our services, and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair sales and harm our business. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), compromised accounts with elevated privileges (phishing), compromised service accounts or API credentials or OAuth tokens, credential stuffing, credential harvesting, employee misconduct or error, theft or misuse, and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions) and attacks are now enhanced or facilitated by AI.
Despite efforts designed to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, vendor, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. For example, we have been, and expect to continue being, the target of unsuccessful phishing and social engineering attacks, SQL and malformed input attacks, card testing attacks, and credential stuffing attacks targeting employee and customer access. We also cannot be certain that we will be able to prevent vulnerabilities in our software or quickly address vulnerabilities that we may become aware of in the future. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. As we rely on third-party cloud infrastructure and SaaS services, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of data and information. Incidents occurring at third-party cloud infrastructure and SaaS services originating in a vendor’s environment, rather than our own systems, may require customer notifications and remediation activities. Such third-party vendor incidents have occurred in the past and may occur in the future and may result in regulatory scrutiny, customer concerns, reputational harm, or liability regardless of whether our own security measures are compromised. Any cybersecurity event, including any vulnerability in our software, cyberattack, intrusion or disruption, could result in significant increases in costs, including costs for remediating the effects of such an event, lost revenue due to network downtime, and a decrease in customer and user trust, increases in insurance premiums due to cybersecurity incidents, increased costs to address cybersecurity issues and attempts to prevent future incidents, and harm to our business and our reputation because of any such incident.
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
The majority of the services we use from AWS are for cloud-based server capacity, storage, and, to a lesser extent, certain other proprietary offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple availability zones and regions. We access AWS infrastructure through standard internet protocol, or IP, connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. If any of the AWS data centers become unavailable to us without sufficient advance notice, we would likely experience delays in delivering our platform and products until we could migrate to an alternate data center provider. Our disaster recovery program contemplates transitioning our platform and products to our backup data centers or regions in the event of a catastrophe, but we have not yet fully tested the procedure, and our platform and products may be unavailable, in whole or in part, during any transition procedure. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses (including research and development expenses) in arranging alternative cloud infrastructure services.
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
Many factors, including our marketing, packaging, customer acquisition and technology costs, and the pricing and marketing strategies of our competitors, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced products or services that compete with our platform or may bundle and offer a broader range of products and services. Similarly, certain competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. Even if such products do not include all the features and functionality that our platform provides, we could face pricing pressure to the extent that users find such alternative products to be sufficient to meet their needs. There can be no assurance that we will not be forced to engage in price-cutting initiatives or other discounts or to increase our sales and marketing and other expenses to attract and retain customers in response to competitive pressures, either of which would harm our business and operating results.
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
In the ordinary course of business, we collect and process personal data and other sensitive data, including proprietary and confidential business data, intellectual property, and other third-party data. For example, we process personal data about our customers’ consumers, content creators, and other social media users that interact with our customers’ social media accounts. Our data collection and processing activities subject us to certain data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. While we contractually prohibit our customers from sharing directly with us or using our platform to process, store, or collect sensitive information (such as personal health information or credit card information), our customers may breach these use prohibitions and cause us to inadvertently violate laws, rules, or regulations regarding the use and protection of personal data, which in turn may adversely impact our business. Additionally, our customers may leverage optional functionality through which they can process, store, or collect such sensitive information via a third-party service; a customer’s misuse of this functionality in violation of our terms could cause us to inadvertently violate laws, rules, or regulations regarding the use and protection of sensitive personal data, which in turn may adversely impact our business.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) as amended by the California Privacy Rights Act of 2020 (“CPRA”) applies to personal data of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for statutory fines for intentional violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have passed and are being considered in several other states, as well as at the federal and local levels.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the equivalent law in the UK impose strict requirements for processing the personal data of individuals. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Similar processing penalties and fines exist under the UK GDPR, and the variations in the application of GDPR in the UK following Brexit has increased the complexity of our compliance efforts. Further, individuals may initiate litigation related to our processing of their personal data. As another example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) applies to our operations. The LGPD broadly regulates processing of personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) applies to our operations. We also process personal data about our customers’ consumers in Asia and therefore, may become subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.
We leverage third-party artificial intelligence technologies, including large language models, to power certain features of our platform. The legal and regulatory framework governing AI is rapidly evolving and remains subject to significant uncertainty. While various jurisdictions have proposed or enacted AI-specific legislation, such as the EU AI Act, the final implementation, interpretation, and enforcement of these laws are in flux.
For example, some jurisdictions have delayed enforcement deadlines to mid-2026 to allow for further amendments, while the U.S. federal government has signaled an intent to potentially preempt or challenge certain state-level AI regulations. Depending on how these laws are finalized and applied to deployers or downstream users of AI, we may be required to implement new compliance measures, such as mandatory transparency disclosures, human-in-the-loop oversight, or algorithmic impact assessments. Our failure to accurately predict the trajectory of these regulations, or our inability to adapt our platform to conflicting requirements across different regions, could result in increased compliance costs, legal liability, or a requirement to limit or disable certain AI-powered features in specific markets.
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
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR, UK GDPR, and laws in Switzerland generally restrict the transfer of personal data to countries that these jurisdictions consider to not provide an adequate level of personal data protection. Although there are currently various mechanisms that can be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, similar mechanisms have been challenged and invalidated in the past, and there is no assurance that we can satisfy or rely on these measures indefinitely to lawfully transfer personal data to the United States.
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
In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process sensitive information. We may rely upon third-party service providers and technologies to operate critical business systems to process confidential, sensitive, and personal data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may inadvertently share or receive sensitive information with or from third parties.
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
Our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections and devices outside our premises, especially mobile devices. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems (including our platform) could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
Additionally, we may from time to time face claims from third parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of source code for the open source software, derivative works or our proprietary source code that was developed using or that is distributed with such open source software. These claims could also result in litigation and could require us to make our proprietary software source code freely available, require us to devote additional research and development resources to change our platform or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software or indemnification for third party infringement claims. Although we have implemented policies to regulate the use and incorporation of open source software into our platform and products, we cannot be certain that we have not incorporated open source software in our platform and products in a manner that is inconsistent with such policies. Companies we acquire may have inadequate open source license management practices or poor IP compliance procedures, which could expose us to additional open source licensing risks.
We are currently subject to, and may become in the future, subject to litigation, disputes or regulatory inquiries for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively affect our business.
Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies that experience volatility in the market price of their securities. We are currently, and may become in the future, subject to securities class actions, derivative suits or other securities-related legal actions. For example, as described further in Note 11 of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report), beginning in May 2024, securities class action litigation and related stockholder derivative lawsuits (the “Securities Actions”) were filed against us and certain of our executives alleging violations of the federal securities laws for allegedly making false and misleading statements and omissions of fact. It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. The outcomes of the Securities Actions and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. We could be forced to expend significant resources in the defense of the Securities Actions and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, as the Securities Actions are currently at an early stage, and we cannot be certain how long it may take to resolve the Securities Actions or the possible amount of any damages that we may be required to pay. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in the settlement or defense of the Securities Actions and any potential future lawsuits, and we may not prevail in such lawsuits. Additionally, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage. We have not established any accrual for any potential liability relating to the Securities Actions or any potential future lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests in the Securities Actions, or in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition.
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
Our guidance and long-term operating model, including forward-looking statements about our business, is prepared by management and is qualified by, and subject to, a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies. Many of these uncertainties and contingencies are beyond our control and are based upon specific assumptions with respect to future events. We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed, but are not intended to represent that actual results could not fall outside of the suggested ranges or otherwise fluctuate from period to period. Factors that may cause fluctuations in our results of operations include, without limitation, those listed below:
•variability in our sales cycle, including as a result of the budgeting cycles and internal purchasing priorities of our customers, as well as our continued efforts to target larger customers;
•our limited history with key features of our platform;
•our ability to collect on accounts receivable;
•fluctuations in demand for our platform, including as a result of our introduction of new packaging or pricing;
•our ability to attract new customers and expand utilization by our existing customers;
•customer renewal rates;
•the success of our marketing efforts and brand recognition;
•the timing of sales and recognition of revenue, which may vary as a result of changes in accounting rules and interpretations;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•network outages or actual or perceived security breaches or other incidents;
•general economic, market and geopolitical conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate; and
•the timing and success of introductions of new platform features and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners.
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
•significant political and regulatory developments in the United States, including government budget cuts, government shut downs and tariffs; and
•other events or factors, including resulting from natural disasters, pandemics or responses to such events.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2025, our outstanding Class B common stock represented approximately 52.6% of the voting power of our outstanding capital stock. In addition, as a result of our dual class stock, the holders of Class B common stock, our Co-Founders, collectively control all matters submitted to our stockholders for approval. This concentrated control limits the ability of our other investors to influence corporate matters until the Sunset Trigger Date (as defined below). For example, these stockholders will control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, sale of assets or other major corporate transaction for the foreseeable future. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. This control may adversely affect the market price of our Class A common stock.
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
On December 17, 2026 (the “Sunset Trigger Date”), all of our outstanding shares of our Class B common stock will automatically convert into the same number of shares of Class A common stock under the terms of our amended and restated certificate of incorporation (the “Conversion”). No additional shares of Class B common stock may be issued following the Conversion.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2025, we had 53,607,556 shares of Class A common stock outstanding and 5,949,357 shares of Class B common stock outstanding.
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
Our business is, or may be, subject to such indirect taxes in the United States and various foreign jurisdictions, and we may face indirect tax audits in various U.S. and foreign jurisdictions, and this risk has increased as a result of our continued expansion and the growth of revenue generated outside the United States. In certain jurisdictions, we collect and remit indirect taxes. However, taxing authorities may raise questions about or challenge or disagree with our calculation, reporting or collection of such taxes and may require us to collect and remit such taxes in jurisdictions in which we do not currently do so, and could impose associated interest, penalties and fees.
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
As of December 31, 2025, we had gross U.S. federal and state net operating loss carryforwards of approximately $316.2 million and $217.8 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, the Inflation Reduction Act, or the IRA, and the One Big Beautiful Bill Act made many significant changes to U.S. tax laws. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, the potential realization of net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.
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
Furthermore, it is not always possible to predict where our business will expand to adequately secure our intellectual property rights or obtain protection in countries where we do not currently do business. The inability or failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Acquired businesses may have inadequate intellectual property rights or weak IP portfolios, which could result in poor investment outcomes.
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
We also rely on unpatented proprietary technology that is only protected to the extent that it is copyrightable, and kept secret from and not independently developed by others. To protect our trade secrets and other proprietary technology and information, we have entered into confidentiality agreements with most of our employees and consultants. We cannot assure you that these agreements will provide meaningful protection against unauthorized use, misappropriation or unlawful disclosure of such trade secrets, know-how or other proprietary technology information. In addition, the rapid adoption of AI software and the increasing availability of third-party generative AI tools has made it increasingly difficult to keep proprietary information secret, including as a result of inadvertent disclosure through the use of such tools by employees, contractors or business partners. If we are unable to maintain the proprietary nature of our technologies and information, our business, financial condition and results of operations could be harmed.

We also incorporate open-source software into our products and services. We seek to manage the risks associated with the use of open-source software by reviewing and attempting to avoid licenses that, if triggered, would require us to make our proprietary source code publicly available, limit our ability to commercialize our products, or otherwise adversely affect our intellectual property rights. However, such efforts could fail and the terms of certain open-source licenses could require us to make our proprietary source code available to the public, limit our ability to commercialize our products, or require us to license our proprietary technologies on unfavorable terms. In addition, if we fail to comply with the terms of applicable open-source licenses, including as a result of inadvertent use or integration, we could face enforcement actions or be required to re-engineer our products, which could be costly and time-consuming.
Third party intellectual property infringement claims could impair our business.
From time to time, our competitors or other third parties may claim, and it may be found, that we are infringing upon or otherwise violating their intellectual property rights, which we may not be aware of prior to such claims. Acquired companies and partner integrations may bring unknown intellectual property infringement exposure or have inadequate IP compliance practices, including with respect to open source software usage, AI-related technologies, and historical development practices. Third parties have and may in the future challenge, attempt to invalidate or attempt to circumvent our intellectual property rights or applications, or may use and register similar intellectual properties in the United States and in other jurisdictions. We cannot assure you that our intellectual property may be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.
As we continue to develop and incorporate artificial intelligence-enabled features into our products and services, we may face allegations that such technologies infringe, misappropriate or otherwise violate third-party intellectual property rights, including copyrights, trademarks, patents or trade secrets, even if such allegations lack merit.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, tariffs and increasing trade tensions, government budget cuts and government shut downs, sudden changes in government spending, fluctuations in inflation, interest rates, currency exchange rates and uncertainty about economic stability. For example, geopolitical uncertainty and instability, tariffs and trade tensions have created volatility in the global capital markets, including disruptions of the global supply chain and energy markets.

In addition, fluctuations in inflation, economic policy and other macroeconomic pressures in the United States and globally could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us, our customers, partners or other third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of global geopolitical tension, political instability or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. High levels of inflation can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, high inflation, trade tensions and reductions in government spending also could increase our customers’ operating costs and decrease their revenue, which could result in reduced social media budgets for our customers and potentially less demand for our platform and products.
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
Any investment, business relationship or acquisition, including our acquisitions of NewsWhip in July 2025 and Tagger Media in August 2023, may result in unforeseen operating difficulties and expenditures or business liabilities. In particular, we may encounter difficulties integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if key personnel of the acquired company choose not to work for us, the acquired platform, products or services are not easily adapted to work with our platform or products or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management and research and development attention that would otherwise be available for development of our existing platform and products. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized, we may be exposed to unknown risks or liabilities. Furthermore, our ability to complete these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if announced, may not be completed.
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
Our future performance depends on the continued service and contributions of our senior management and other key employees to execute on our business plan, to develop our platform and products, to attract and retain customers and to identify and pursue strategic opportunities. The loss of service of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our Chief Executive Officer, Ryan Barretto. The replacement of any of our senior management personnel would likely involve significant time and costs, and such loss could adversely affect our revenue, business, results of operations and financial condition.
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
This change in law may present several risks, including the perception among internal and external stakeholders that the company is moving away from its commitment to equal opportunity for race and gender. This perception could lead to challenges in hiring or retaining employees and other adverse operational impacts. However, failure to comply with changes in the law could expose Sprout to administrative, civil, or criminal liabilities, including fines, penalties, repayments, or suspension or debarment from eligibility for future U.S. government contracts. Additionally, Sprout Social’s effort to build an inclusive workforce in compliance with the law could lead to legal challenges.
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
Further, our Amended Credit Agreement (as defined below) contains, and any future credit facility or other debt instrument may contain, provisions that will restrict our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
If we cannot make the scheduled payments on our debt, we will be in default and, as a result, the lenders under our Amended Credit Agreement could declare all outstanding principal and interest to be due and payable, terminate their commitments to loan money and foreclose against the assets securing the Facility (as defined below), and, as a result, we could be forced into bankruptcy or liquidation, which could result in an adverse impact to your investment in our company.
We have incurred a substantial amount of debt, which could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness, and prevent us from meeting our debt obligations.
We entered into a Credit Agreement with the lenders named therein and MUFG Bank, LTD. as administrative agent and collateral agent, in August 2023, which provides for a senior secured revolving credit facility in an aggregate principal amount up to $100 million (the “Facility”), which was subsequently amended in April 2025 (as amended, the “Amended Credit Agreement”).
As of December 31, 2025, the Company had an outstanding balance of $40 million under the Facility, including $32 million of borrowings used to fund a portion of the upfront consideration payable in connection with our acquisition of NewsWhip in July 2025. This substantial level of debt could have important consequences to our business, including, but not limited to:
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
The Amended Credit Agreement contains, and the terms of any future indebtedness may contain, various restrictive covenants, including, among other things, restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to our business, dispose of assets, make certain types of restricted payments, including dividends and other distributions to shareholders, enter into certain related party transactions, or amend or terminate certain contracts, subject to customary exceptions. In addition, the Amended Credit Agreement contains financial covenants as to (i) maximum consolidated senior net leverage and (ii) minimum consolidated interest coverage. In connection with the Facility, we and certain of our subsidiaries entered into a Guarantee and Collateral Agreement with the collateral agent in August 2023 (the “Guarantee and Collateral Agreement”) and granted the collateral agent a continuing security interest in substantially all of our and their assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.
Our ability to comply with these restrictive and financial covenants can be impacted by events beyond our control and we may be unable to do so. The Amended Credit Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, the administrative agent, at the direction of the lenders, could elect to declare all amounts outstanding under the Amended Credit Agreement to be immediately due and payable. In addition, the administrative agent would have the right to proceed against the assets provided as collateral in accordance with the Guarantee and Collateral Agreement and the Amended Credit Agreement. If the debt under our Amended Credit Agreement were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay such debts, which would have an immediate adverse effect on our business, liquidity, and financial condition.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
We have funded our operations since inception primarily through sales of equity securities, bank loans and subscription payments by our customers for use of our platform and products. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our platform or products or unforeseen circumstances. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Changing macroeconomic conditions, including volatility in the capital markets and fluctuations in inflation and interest rates, exacerbate this risk. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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
Risk Management and Strategy
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
Security Program Structure
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
Our security program is designed to align with the ISO 27001:2022 (International Organization for Standardization) standard and ISO 27701:2019 (privacy extension), incorporates elements from the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and is regularly reviewed and audited by independent external third-party auditors.
Technical and Organizational Measures
As part of our security program, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, a general information security policy, incident response plan and incident response policy, data classification, protection, retention, and destruction policy, server protection and logging standards, vulnerability management program, vendor selection and security standard, business continuity and disaster recovery plan, employee onboarding, offboarding, and access escalation policy, risk management and audit policy, regular penetration testing of our production networks and applications, maintaining industry recognized certifications, cybersecurity insurance, and dedicated cybersecurity staff.
Enterprise Risk Integration
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
Third-Party Assessments and Support

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
We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and other types of third-party service providers for critical business operations. Our vendor management process includes security assessments for vendors handling sensitive data, ongoing monitoring based on risk tier, and requirements that certain vendors maintain appropriate security certifications. We require information security-related contractual provisions in our vendor agreements.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the sections of our risk factors titled “Risks Related to the Use of Technology” and “Legal and Regulatory Risks.”
Governance
Board Oversight
Our Board of Directors is responsible for overseeing the Company's cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The Board receives updates on cybersecurity matters twice per year, during which management presents information regarding the Company's cybersecurity program, risk assessments, threat landscape developments, security control effectiveness, third-party assessments, and material security events or incidents.
Management Responsibilities
Our overarching security program, enterprise-wide cybersecurity strategy, risk management program, and related security policies, standards, and processes are managed by the Vice President of Information Technology, Security, and Compliance and the Chief Technology Officer. The Vice President of Information Technology, Security, and Compliance has over 15 years of experience leading information technology and security teams and holds a Certified Information Systems Security Professional (CISSP) certification. The Vice President of Information Technology, Security, and Compliance reports to the Chief Technology Officer. They are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s business strategy, communicating key priorities to relevant personnel, approving budgets, preparing for cybersecurity incidents, approving cybersecurity policies, and reviewing internal and external security assessments and other security-related reports. They also report on our risk management program, overall security posture, progress on maturing the security program, and new or emerging risks to senior management and the Board of Directors.
Incident Response and Escalation
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management based on predefined criteria, including, for example, to our Vice President of Information Technology, Security, and Compliance, General Counsel, and Chief Technology Officer. Senior managers work with the Company’s incident response team to help the Company mitigate and remediate certain cybersecurity incidents of which they are notified. The Company's incident response plan includes reporting to the Board of Directors, regulators, and law enforcement for incidents meeting defined thresholds based on incident severity and potential impact.

Item 2. Properties
Our corporate headquarters are located in Chicago, Illinois, where we lease approximately 64,000 square feet of office space. We also have office locations in Seattle, Washington; Dublin, Ireland; and Kraków, Poland. These offices are leased, and we do not own any real property.
We believe that our facilities are suitable to meet our current needs.
Item 3. Legal Proceedings
See Note 11 - “Commitments and Contingencies” of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report) for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part I, Item 3.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock has been listed on the Nasdaq Capital Market under the symbol “SPT” since December 13, 2019.
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of February 13, 2026, we had 4 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the Nasdaq Computer Index. The graph assumes an initial investment of $100 in our Class A common stock at the market close on December 31, 2020. Data for the S&P 500 Index and the Nasdaq Computer Index assume reinvestment of dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

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
Overview
Sprout Social is a powerful, centralized platform that provides the critical business layer to unlock the massive commercial value of social media. We have made it increasingly easy to standardize on Sprout Social as the centralized system of record for social and to help customers maximize the value of this mission critical channel. Currently, tens of thousands of customers across more than 100 countries rely on our platform.
Introduced in 2011, our cloud software brings together social messaging, data and workflows in a unified system of record, intelligence and action. Operating across major networks, including X (formerly known as Twitter), Facebook, Instagram, TikTok, Pinterest, LinkedIn, Google, Reddit, Bluesky, Glassdoor and YouTube, and commerce platforms Facebook Shops, Shopify and WooCommerce, we provide organizations with a centralized platform to manage their social media efforts across stakeholders and business functions. Virtually every aspect of business has been impacted by social media, from marketing, sales, commerce and public relations to customer service, product and strategy, creating a need for an entirely new category of software. We offer our customers a centralized, secure and powerful platform to manage this broad, complex channel effectively across their organization.
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
Our tiered subscription-based model allows our customers to choose among four core plans to meet their needs. Each plan is licensed on a per user per month basis at prices dependent on the level of features offered. Additional product modules, which offer increased functionality depending on a customer’s needs, can be purchased by the customer on a per user per month basis.
We generated revenue of $457.5 million, $405.9 million and $333.6 million during the years ended December 31, 2025, 2024, and 2023, respectively, representing growth of 13% in 2025 and 22% in 2024. In 2025, software subscriptions contributed 99% of our revenue. We generated net losses of $43.3 million, $62.0 million and $66.4 million during the years ended December 31, 2025, 2024, and 2023, respectively. Our net losses include stock-based compensation expense of $78.7 million, $84.3 million and $67.7 million in the years ended December 31, 2025, 2024, and 2023, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
Macroeconomic and Geopolitical Conditions

As a company with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, geopolitical instability and uncertainty, fluctuations in inflation, interest rates and currency exchange rates, volatility in the capital markets, tariffs and trade tensions, and related market uncertainty. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape.
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
Acquisition of NewsWhip Group Holdings Limited
On July 30, 2025, we completed the acquisition of all of the outstanding voting shares of NewsWhip Group Holdings Limited (“NewsWhip”). NewsWhip’s proprietary real-time media monitoring and predictive analytics provide insights into emerging trends and narratives, and allowed us to enter the public relations and crisis monitoring space. Consideration for the acquisition of NewsWhip consisted of an upfront cash payment of $52.3 million, subject to adjustment for cash, indebtedness and working capital, deferred consideration of $3.2 million and up to $10.0 million of an earnout, which is contingent upon NewsWhip’s achievement of financial performance metrics through June 30, 2027. We funded the upfront cash payment with cash on hand and $32 million of borrowings under the Facility (as defined below). Refer to Note 4 of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report) for further discussion.
The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. We expect to finalize the allocation of the purchase consideration as soon as practicable, pending any other adjustments to acquired assets or liabilities, but no later than 12 months from the acquisition date. We have included the financial results of NewsWhip in our consolidated financial statements from the date of acquisition. The impact of NewsWhip’s financial results following the date of acquisition were not significant to Sprout Social’s consolidated financial statements.
Acquisition of Tagger Media, Inc.
On August 2, 2023, we completed our acquisition of all the outstanding equity of Tagger Media, Inc. (“Tagger”), for a total purchase consideration of $144 million. We acquired Tagger in order to expand into the influencer marketing category. Tagger’s platform enables marketers to discover influencers, plan and manage campaigns, analyze competitor strategies, report on trends and measure return on investment. We funded the purchase consideration with a combination of cash on hand and $75 million borrowed under the Facility (as defined below), which is further described in Note 8 of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report).
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The allocation of fair value of purchase consideration was finalized in the second quarter of 2024.
We have included the financial results of Tagger in our consolidated financial statements from the date of acquisition. The impact of Tagger’s financial results following the date of acquisition were not significant to Sprout Social’s consolidated financial statements. Refer to Note 4 of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report) for further discussion.
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
The Repustate acquisition has increased our power, breadth and automation of social listening, messaging, and customer care capabilities with added sentiment analysis, natural language processing (NLP) and artificial intelligence (AI). We have included the financial results of Repustate in our consolidated financial statements from the date of acquisition. The impact of Repustate’s financial results following the date of acquisition were not significant to Sprout Social’s consolidated financial statements. Refer to Note 4 of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report) for further discussion.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. We have invested, and expect to continue to invest, heavily in expanding our sales force and marketing efforts to acquire new customers. Currently, we have tens of thousands of customers. For the year ended December 31, 2025, as compared to the year ended December 31, 2024, while our total number of customers decreased, our number of customers contributing $30,000 or more in annualized recurring revenue (“ARR”) and $50,000 or more in ARR increased. In addition, as we continue to focus on expanding our enterprise customer base, we have experienced and expect to continue to experience longer and more expansive average sale cycles and increased pricing pressure, which may be exacerbated by the macroeconomic and geopolitical factors described above. We expect these trends to continue as we remain focused on our most sophisticated prospects and customers.
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
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, because we believe this metric reflects our ability to retain and expand subscription revenue generated from our existing customers. Our dollar-based net retention rate for the years ended December 31, 2025 and 2024 was 100% and 104%, respectively. Our dollar-based net retention rate excluding our SMB customers for the years ended December 31, 2025 and 2024 was 102% and 108%, respectively.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the year ended December 31, 2025 was approximately 26% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, India, Australia, the Philippines and Poland to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We plan to continue adding to our local sales, customer support and customer success teams in select international markets over time.
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
Number of customers contributing $30,000 or more in ARR
We define customers contributing $30,000 or more in ARR as those on a paid subscription plan that had $30,000 or more in ARR as of a period end.
We view the number of customers that contribute $30,000 or more in ARR as a measure of our ability to scale with our customers and attract larger organizations. We believe this represents potential for future growth, including expanding within our current customer base. Over time, larger customers have constituted a greater share of our revenue.

	As of December 31,
	2025	2024
Number of customers contributing $30,000 or more in ARR	3,803	3,374
Beginning in the fourth quarter of 2025, we replaced our disclosure of customers with ARR of $10,000 or more with customers with ARR of $30,000 or more. We believe this metric better reflects our strategic focus on larger customers and aligns with how management evaluates performance and allocates resources.
Number of customers contributing $50,000 or more in ARR
We define customers contributing $50,000 or more in ARR as those on a paid subscription plan that had $50,000 or more in ARR as of a period end.
We view the number of customers that contribute $50,000 or more in ARR as a measure of our ability to scale with our largest customers and attract more sophisticated organizations. We believe this represents potential for future growth, including expanding within our current customer base. Over time, our largest customers have constituted a greater share of our revenue.

	As of December 31,
	2025	2024
Number of customers contributing $50,000 or more in ARR	2,022	1,718
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

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue
Subscription	$453,014	$402,022	$330,458
Professional services and other	4,533	3,886	3,185
Total revenue	457,547	405,908	333,643
Cost of revenue(1)
Subscription	101,119	90,305	75,076
Professional services and other	1,576	1,170	1,192
Total cost of revenue	102,695	91,475	76,268
Gross profit	354,852	314,433	257,375
Operating expenses
Research and development(1)	101,279	102,794	79,550
Sales and marketing(1)	190,559	184,122	168,091
General and administrative(1)	106,467	87,873	79,011
Total operating expenses	398,305	374,789	326,652
Loss from operations	(43,453)	(60,356)	(69,277)
Interest expense	(2,501)	(3,525)	(2,754)
Interest income	3,418	3,973	7,021
Other expense, net	(204)	(1,393)	(768)
Loss before income taxes	(42,740)	(61,301)	(65,778)
Income tax expense	587	670	649
Net loss	$(43,327)	$(61,971)	$(66,427)

_______________
(1)Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$2,802	$3,936	$3,224
Research and development	25,162	25,619	18,478
Sales and marketing	22,783	31,544	30,116
General and administrative	27,972	23,204	15,886
Total stock-based compensation	$78,719	$84,303	$67,704

	Years Ended December 31,
	2025	2024	2023
	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%
Professional services and other	1%	1%	1%
Total revenue	100%	100%	100%
Cost of revenue
Subscription	22%	22%	23%
Professional services and other	—%	—%	—%
Total cost of revenue	22%	23%	23%
Gross profit	78%	77%	77%
Operating expenses
Research and development	22%	25%	24%
Sales and marketing	42%	45%	50%
General and administrative	23%	22%	24%
Total operating expenses	87%	92%	98%
Loss from operations	(9)%	(15)%	(21)%
Interest expense	(1)%	(1)%	(1)%
Interest income	1%	1%	2%
Other expense, net	—%	—%	—%
Loss before income taxes	(9)%	(15)%	(20)%
Income tax expense	—%	—%	—%
Net loss	(9)%	(15)%	(20)%
Note: Certain amounts may not sum due to rounding

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenue

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue
Subscription	$453,014	$402,022	$50,992	13%
Professional services and other	4,533	3,886	647	17%
Total revenue	$457,547	$405,908	$51,639	13%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. The number of customers contributing $30,000 or more in ARR grew 13% versus the prior year and the number of customers contributing $50,000 or more in ARR grew 18% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue
Subscription	$101,119	$90,305	$10,814	12%
Professional services and other	1,576	1,170	406	35%
Total cost of revenue	102,695	91,475	11,220	12%
Gross profit	$354,852	$314,433	$40,419	13%
Gross margin
Total gross margin	78%	77%

The increase in cost of subscription revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the following:

Change
(in thousands)
Data provider fees	$8,514
Hosting fees	4,161
Amortization of intangible assets	700
Restructuring costs	354
Personnel costs	(1,414)
Stock-based compensation expense	(1,134)
Other	(367)
Subscription cost of revenue	$10,814
Fees paid to our data providers increased due to higher costs of third-party data utilized in our platform. Hosting fees increased due to additional costs associated with the expansion of our highest tier customers and increased utilization of computing and storage needs. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the NewsWhip acquisition in July 2025. In February 2025, we initiated a restructuring plan with the primary focus on our Sales and Customer Experience teams, which resulted in restructuring costs as well as a decrease in personnel costs and stock-based compensation expense.
Operating Expenses
Research and Development

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$101,279	$102,794	$(1,515)	(1)%
Percentage of total revenue	22%	25%

The decrease in research and development expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the following:

Change
(in thousands)
Restructuring costs	$(2,928)
Stock-based compensation expense	(457)
Personnel costs	277
Other	1,593
Research and development	$(1,515)
The decrease in restructuring costs was driven by a restructuring plan initiated in November 2024 to improve the efficiency and effectiveness of the research and development organization. Stock-based compensation expense decreased primarily as a result of lower headcount within our research and development teams throughout the majority of the year, as a result of the November 2024 restructuring plan. The increase in other was primarily driven by increased contractor costs.
Sales and Marketing

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$190,559	$184,122	$6,437	3%
Percentage of total revenue	42%	45%
The increase in sales and marketing expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the following:

Change
(in thousands)
Sales commission expense	$7,729
Restructuring costs	2,285
Advertising	1,788
Personnel costs	932
Stock-based compensation expense	(8,761)
Other	2,464
Sales and marketing	$6,437
Sales commission expense increased due to year-over-year sales growth. Restructuring costs increased as a result of a restructuring plan initiated in February 2025 with a primary focus on our Sales and Customer Experience teams. The increase in personnel costs was primarily driven by higher variable compensation costs. Stock-based compensation expense decreased as a result of lower headcount driven by the February 2025 restructuring plan. The increase in other expense was driven by various marketing events and initiatives.
General and Administrative

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$106,467	$87,873	$18,594	21%
Percentage of total revenue	23%	22%

The increase in general and administrative expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the following:

Change
(in thousands)
Personnel costs	$6,529
Stock-based compensation expense	4,768
Bad debt expense	1,849
Acquisition-related costs	1,805
Accounting fees	446
Accretion expense	423
Other	2,774
General and administrative	$18,594
Personnel costs increased primarily as a result of an increase in headcount as we continue to invest in our finance, legal and other administrative functions to support the company’s growth. The increase in stock-based compensation expense was primarily driven by annual equity grants made to the executive team. Bad debt expense increased due to higher accounts receivable balances. Acquisition-related costs increased due to the acquisition of NewsWhip on July 30, 2025. Accretion expense related to contingent consideration increased in connection with the NewsWhip acquisition.
Interest Income, Net

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Interest income, net	$917	$448	$469	105%
Percentage of total revenue	—%	—%
The increase in interest income, net was primarily driven by lower interest expense as a result of a lower average balance on the Facility as compared to the same period in 2024, partially offset by lower interest income attributable to a lower balance of marketable securities.
Other Expense, Net

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Other expense, net	$(204)	$(1,393)	$1,189	(85)%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by lower foreign exchange transaction losses.

Income Tax Expense

	Years Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Income tax expense	$587	$670	$(83)	(12)%
Percentage of total revenue	—%	—%
The change in income tax expense was due to the release of certain foreign valuation allowance reserves, partly offset by increased taxes due to higher earnings in foreign jurisdictions.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue

	Years Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue
Subscription	$402,022	$330,458	$71,564	22%
Professional services and other	3,886	3,185	701	22%
Total revenue	$405,908	$333,643	$72,265	22%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. The number of customers contributing $30,000 or more in ARR grew 17% versus the prior year and the number of customers contributing $50,000 or more in ARR grew 23% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers and continuing to grow our sales force capacity to meet market demand.
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
Personnel costs increased primarily as a result of an increase in headcount as we continue to expand our sales teams to grow our customer base. Headcount in the sales and marketing organization throughout 2024 was on average 14% higher than 2023. The increase in stock-based compensation expense was primarily due to the increased headcount. The increase in other expense was driven by various marketing events and initiatives. The decrease in sales commission expense was driven by updating the period of benefit from three to five years, which was accounted for as a change in accounting estimate. See Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report) for additional information on the change in accounting estimate.
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
The decrease in interest income, net was primarily driven by higher interest expense from the Facility, partially offset by lower interest income attributable to a lower balance of marketable securities.

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
Non-GAAP Gross Profit
We define non-GAAP gross profit as GAAP gross profit, excluding stock-based compensation expense, amortization expense associated with the acquired developed technology from the Tagger and NewsWhip acquisitions and restructuring charges. We believe non-GAAP gross profit provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, amortization expense and restructuring charges, which are often unrelated to overall operating performance.

	Year Ended December 31,
	2025	2024	2023
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross Profit	$354,852	$314,433	$257,375
Stock-based compensation expense	2,802	3,936	3,224
Amortization of acquired developed technology	3,520	2,820	1,175
Restructuring charges	416	62	—
Non-GAAP gross profit	$361,590	$321,251	$261,774
Non-GAAP Operating Income
We define non-GAAP operating income as GAAP loss from operations, excluding stock-based compensation expense, acquisition-related expenses, amortization expense associated with the acquired intangible assets from the Tagger and NewsWhip acquisitions, restructuring charges, non-cash losses or gains from lease terminations and modifications, and accretion associated with contingent consideration. We believe non-GAAP operating income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses, amortization expense, restructuring charges, non-cash losses or gains from lease terminations and modifications, and accretion associated with contingent consideration, which are often unrelated to overall operating performance.

	Year Ended December 31,
	2025	2024	2023
Reconciliation of Non-GAAP operating income	(dollars in thousands)
Loss from operations	$(43,453)	$(60,356)	$(69,277)
Stock-based compensation expense	78,719	84,303	67,704
Acquisition-related expenses	1,805	—	4,272
Amortization of acquired intangible assets	6,711	4,851	2,022
Restructuring charges	2,731	3,020	—
Loss/(gain) on lease termination and modification	1,175	(1,570)	—
Accretion associated with contingent consideration	423	—	—
Non-GAAP operating income	$48,111	$30,248	$4,721
Non-GAAP Net Income
We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense, acquisition-related expenses, amortization expense associated with the acquired intangible assets from the Tagger and NewsWhip acquisition, restructuring charges, non-cash losses or gains from lease terminations and modifications, and accretion associated with contingent consideration. We believe non-GAAP net income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses, amortization expense, restructuring charges, non-cash losses or gains from lease terminations and modifications, and accretion associated with contingent consideration, which are often unrelated to overall operating performance.

	Year Ended December 31,
	2025	2024	2023
Reconciliation of Non-GAAP net income	(dollars in thousands)
Net loss	$(43,327)	$(61,971)	$(66,427)
Stock-based compensation expense	78,719	84,303	67,704
Acquisition-related expenses	1,805	—	4,272
Amortization of acquired intangible assets	6,711	4,851	2,022
Restructuring charges	2,731	3,020	—
Loss/(gain) on lease termination and modification	1,175	(1,570)	—
Accretion associated with contingent consideration	423	—	—
Non-GAAP net income	$48,237	$28,633	$7,571
Non-GAAP Net Income per Share
We define non-GAAP net income per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense, acquisition-related expenses, amortization expense associated with the acquired intangible assets from the Tagger and NewsWhip acquisitions, restructuring charges, non-cash losses or gains from lease terminations and modifications, and accretion associated with contingent consideration. We believe non-GAAP net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, acquisition-related expenses, amortization expense, restructuring charges, non-cash losses or gains from lease terminations and modifications, and accretion associated with contingent consideration, which are often unrelated to overall operating performance.

	Year Ended December 31,
	2025	2024	2023
Reconciliation of Non-GAAP net income per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.74)	$(1.09)	$(1.19)
Stock-based compensation expense per share	1.34	1.48	1.22
Acquisition-related expenses	0.03	—	0.08
Amortization of acquired intangible assets	0.11	0.09	0.03
Restructuring charges	0.05	0.05	—
Loss/(gain) on lease termination and modification	0.02	(0.03)	—
Accretion associated with contingent consideration	0.01	—	—
Non-GAAP net income per share	$0.82	$0.50	$0.14

Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $95.3 million and net accounts receivable of $101.0 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit. However, we have generated positive cash flows from operations for the last five fiscal years, from 2021 to 2025. We expect to continue to incur operating losses for the foreseeable future as we continue to grow the business. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, geopolitical and other factors that are beyond our control. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
We primarily finance our operations through cash flows from operating activities, available cash and line of credit borrowings. In August 2023, we borrowed $75 million under the Facility in connection with the Tagger acquisition, and in July 2025, we borrowed $32 million under the Facility in connection with the NewsWhip acquisition. Our principal uses of cash in recent periods have been to fund operations, pay for acquisitions, pay down our Facility and invest in capital expenditures.

We believe our existing cash and cash equivalents will be sufficient to meet our operating and capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash and investment balances and potential future equity or debt transactions. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the impact of macroeconomic and geopolitical conditions on our customers and our operations, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market acceptance of our product. We have in the past, and may in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations and financial condition could be adversely affected.

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
On April 4, 2025, we entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage Ratio (each as defined in the Amended Credit Agreement). As of December 31, 2025, we were in compliance with such financial covenants in the Amended Credit Agreement and expect to be in compliance with such financial covenants for the next 12 months.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on our consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on our Consolidated Senior Net Leverage Ratio. For the twelve months ended December 31, 2025, the borrowings under the Facility were designated as SOFR Loans. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on our Consolidated Senior Net Leverage Ratio.
The Amended Credit Agreement includes customary conditions to credit extensions, covenants, and customary events of default, including restrictions on our ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to its business, dispose of assets, make certain types of restricted payments, including dividends and other distributions to stockholders, enter into certain related party transactions, or amend or terminate certain contracts, subject to customary exceptions.

As of December 31, 2025, we had an outstanding balance of $40 million under the Amended Credit Agreement. Refer to Note 8 of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report) for further discussion.

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$43,427	$26,321	$6,456
Net cash (used in) provided by investing activities	(52,146)	40,726	(86,635)
Net cash provided by (used in) financing activities	15,504	(30,324)	53,957
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,785	$36,723	$(26,222)

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. Historically, we have generated negative cash flows from operating activities. However, for the years ended December 31, 2025, 2024 and 2023, we generated positive cash flows from operations.
Net cash provided by operating activities during the year ended December 31, 2025 was $43.4 million, which resulted from a net loss of $43.3 million adjusted for non-cash charges of $120.0 million and net cash outflow of $33.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $78.7 million of stock-based compensation expense, $24.1 million for amortization of deferred contract acquisition costs, which were primarily commissions, $10.8 million of depreciation and intangible asset amortization expense, $3.6 million for credit losses on accounts receivable, $1.5 million of amortization of right-of-use, or ROU, operating lease assets and a $1.2 million gain on lease modification. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $36.3 million increase in deferred commissions due to the addition of new customers and expansion of the business, an $18.3 million increase in gross accounts receivable and a $3.3 million decrease in operating lease liabilities. These outflows were partially offset by a $22.5 million increase in deferred revenue, a $1.5 million decrease in prepaid expenses and other assets, and a $0.6 million increase in accounts payable and accrued expenses.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $52.1 million, which was primarily due to $51.8 million paid for the acquisition of NewsWhip and $4.1 million in purchases of computer equipment and hardware, partially offset by $3.8 million in proceeds from the maturities of marketable securities.

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
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was $15.5 million, primarily driven by $32.0 million in borrowings under the Facility and $1.3 million of proceeds under our employee stock purchase plan, partially offset by $17.0 million in repayments of the Facility, $0.5 million in issuance costs related to the Amended Credit Agreement and $0.3 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards.
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
Contractual Obligations
As of December 31, 2025, we have $40 million outstanding under the Amended Credit Agreement, which matures on April 4, 2030. Refer to Note 8 of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report) for further discussion.
In connection with our acquisition of NewsWhip in July 2025, we are required to make post-closing earnout payments, which are contingent upon NewsWhip’s achievement of financial performance metrics through June 30, 2027. As of December 31, 2025, the total estimated liability associated with the contingent consideration was $8.9 million. Refer to Note 4 and 14 of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report) for further discussion.
As of December 31, 2025, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of December 31, 2025, the total obligation for operating leases was $17.8 million, of which $3.6 million is expected in the next twelve months. As of December 31, 2025, our purchase commitment for primarily data and services was $115.7 million, of which $86.8 million is expected in the next twelve months. See Note 6 and Note 11 of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report) for more information regarding these obligations.
Recent Accounting Pronouncements
Refer to section titled “Recently Adopted Accounting Pronouncements” in Note 1 of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report) for more information.

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
The significant accounting policies used in the preparation of our audited financial statements are discussed in Note 1 of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report). The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve a greater degree of judgment and complexity. By their nature, these judgments and estimates are subject to an inherent degree of uncertainty. Although we believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied, actual results could differ from our estimates.
Deferred Sales Commissions
Sales force commissions are considered incremental costs of obtaining a contract with a customer. Sales commissions earned for initial contracts and for expansion of contracts with existing customers are deferred and amortized on a straight-line basis over a period of benefit that we have determined to be five years. Determining the period of benefit requires judgment for which we take into consideration products sold, expected customer life, expected contract renewals, technology life cycle and other factors. The Company assesses the expected period of benefit on an annual basis and whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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
Stock-Based Compensation
Currently, the equity awards we issue to certain of our employees consist solely of restricted stock units. For equity awards with only service conditions, we recognize compensation expense based on the grant‐date fair value on a straight-line basis over the remaining requisite service period for the award. For equity awards with both service and performance conditions, compensation expense is recognized on a graded vesting basis over the requisite service period once the achievement of the performance condition is considered probable. Assessing whether performance conditions are probable to be achieved and estimating the timing upon which the condition may be achieved requires judgment. We estimate the probability and timing of achievement at the grant date and reassess each reporting period. For the periods presented, there were no equity awards granted containing performance conditions.
Business Combinations
We account for acquisitions using the acquisition method of accounting, which requires assigning the fair value of purchase consideration to the assets acquired, liabilities assumed and any contingent consideration at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and any contingent consideration is recorded as goodwill.
When determining the fair values of assets acquired, liabilities assumed and any contingent consideration, management makes significant estimates and assumptions, especially with respect to intangible assets and contingent consideration. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of revenue growth rates, customer attrition rate, discount rate, royalty rate, obsolescence rate and total operating expenses.
During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recorded to our consolidated statements of operations.

Item 7A. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $95.3 million as of December 31, 2025, the majority of which was invested in money market accounts and money market funds. In recent periods, we have also had marketable securities, which were invested in investment-grade corporate bonds. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of December 31, 2025, we had $40 million in secured indebtedness outstanding under the Amended Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s liquidity or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s liquidity. Refer to Note 8 of the Notes to the Financial Statements (Part II, Item 8 of this Annual Report).
We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Foreign Currency Exchange Risk
We are not currently subject to significant foreign currency exchange risk as our U.S. and international sales are predominantly denominated in U.S. dollars. However, we have some foreign currency risk related to a small amount of sales denominated in Canadian dollars, Euros and British pounds. Sales denominated in foreign currencies reflect the prevailing U.S. dollar exchange rate on the date of invoice for such sales. Decreases in the relative value of the U.S. dollar to these foreign currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to the applicable foreign currencies would have a material effect on operating results.
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

Item 8. Financial Statements and Supplementary Data

Sprout Social, Inc.
Consolidated Financial Statements
As of December 31, 2025 and 2024 and for the Years Ended December 31, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sprout Social, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sprout Social, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Subscription Revenue

As described in Note 1 to the consolidated financial statements, the Company generates revenues from subscriptions to the Company’s web-based social media management platform under a software-as-a-service model. The Company’s subscriptions can range from monthly to one-year or multi-year arrangements and are generally non-cancellable. The Company’s customers do not have the right to take possession of the online software solution. The Company commences revenue recognition when control of these products is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for such products. The Company’s subscription revenue was $453.0 million for the year ended December 31, 2025.

The principal considerations for our determination that performing procedures relating to revenue recognition – subscription revenue is a critical audit matter are the high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s subscription revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the subscription revenue recognition process, including controls over the recording of subscription revenue when control is transferred to the customer. These procedures also included, among others, (i) testing, on a sample basis, the completeness, accuracy and occurrence of subscription revenue recognized by obtaining and inspecting source documents, such as invoices, customer agreements, and cash receipts from customers, where applicable; and (ii) testing a sample of outstanding customer invoice balances as of December 31, 2025 by obtaining and inspecting source documents, such as invoices, customer agreements, and subsequent cash receipts from customers, where applicable.

Acquisition of NewsWhip Group Holdings Limited - Valuation of Acquired Technology and Customer Relationships

As described in Notes 1 and 4 to the consolidated financial statements, on July 30, 2025, the Company completed the acquisition of NewsWhip Group Holdings Limited for total purchase consideration of $64.1 million. Of the acquired intangible assets, $8.4 million of acquired technology and $15.2 million of customer relationships were recorded. Fair value was estimated by management using a relief from royalty method for acquired technology and a multi-period excess earnings method for customer relationships. When determining the fair value of the acquired technology and customer relationships acquired, management applied judgment which involved the use of the assumptions with respect to revenue growth rates, customer attrition rate, discount rate, royalty rate, obsolescence rate, and total operating expenses.

The principal considerations for our determination that performing procedures relating to the valuation of acquired technology and customer relationships acquired in the acquisition of NewsWhip Group Holdings Limited is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the acquired technology and customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the royalty rate, total operating expenses, and customer attrition rate for customer relationships, and royalty rate and obsolescence rate for acquired technology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired technology and customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the acquired technology and customer relationships acquired; (iii) evaluating the appropriateness of the relief from royalty and multi-period excess earnings methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the relief from royalty and multi-period excess earnings methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to the royalty rate, total operating expenses, and customer attrition rate for customer relationships and royalty rate and obsolescence rate for acquired technology. Evaluating management's assumption related to total operating expenses for customer relationships involved considering (i) the current and past performance of NewsWhip Group Holdings Limited; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty and multi-period excess earnings methods and (ii) the reasonableness of the royalty rate and obsolescence rate used in the valuation of the acquired technology and the royalty rate and customer attrition rate used in the valuation of the customer relationships.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2026
We have served as the Company’s auditor since 2018.

Sprout Social, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$95,268	$86,437
Marketable securities	—	3,745
Accounts receivable, net of allowances of $2,719 and $2,169 at December 31, 2025 and 2024, respectively	100,996	84,033
Deferred commissions	26,995	20,184
Prepaid expenses and other assets	13,945	15,816
Total current assets	237,204	210,215
Marketable securities, noncurrent	—	—
Property and equipment, net	9,864	10,951
Deferred commissions, net of current portion	57,049	51,653
Operating lease, right-of-use asset	9,810	11,326
Goodwill	167,122	121,315
Intangible assets, net	39,733	21,914
Other assets, net	2,280	967
Total assets	$523,062	$428,341
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,115	$6,984
Deferred revenue	205,639	178,585
Operating lease liability	2,664	3,747
Accrued wages and payroll related benefits	20,549	20,567
Accrued expenses and other	17,294	10,869
Total current liabilities	256,261	220,752
Revolving credit facility	40,000	25,000
Deferred revenue, net of current portion	752	1,101
Operating lease liability, net of current portion	12,055	14,543
Other noncurrent liabilities	10,572	351
Total liabilities	319,640	261,747
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 56,576,444 and 53,607,556 shares issued and outstanding, respectively, at December 31, 2025; 54,219,684 and 51,277,740 shares issued and outstanding, respectively, at December 31, 2024	5	4
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 6,156,301 and 5,949,357 shares issued and outstanding, respectively, at December 31, 2025; 6,687,582 and 6,480,638 shares issued and outstanding, respectively, at December 31, 2024	1	1
Additional paid-in capital	638,894	558,391
Treasury stock, at cost	(37,768)	(37,422)
Accumulated other comprehensive loss	—	3
Accumulated deficit	(397,710)	(354,383)
Total stockholders’ equity	203,422	166,594
Total liabilities and stockholders’ equity	$523,062	$428,341
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue
Subscription	$453,014	$402,022	$330,458
Professional services and other	4,533	3,886	3,185
Total revenue	457,547	405,908	333,643
Cost of revenue
Subscription	101,119	90,305	75,076
Professional services and other	1,576	1,170	1,192
Total cost of revenue	102,695	91,475	76,268
Gross profit	354,852	314,433	257,375
Operating expenses
Research and development	101,279	102,794	79,550
Sales and marketing	190,559	184,122	168,091
General and administrative	106,467	87,873	79,011
Total operating expenses	398,305	374,789	326,652
Loss from operations	(43,453)	(60,356)	(69,277)
Interest expense	(2,501)	(3,525)	(2,754)
Interest income	3,418	3,973	7,021
Other expense, net	(204)	(1,393)	(768)
Loss before income taxes	(42,740)	(61,301)	(65,778)
Income tax expense	587	670	649
Net loss	$(43,327)	$(61,971)	$(66,427)
Net loss per share attributable to common shareholders, basic and diluted	$(0.74)	$(1.09)	$(1.19)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	58,625,925	56,935,910	55,664,404
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(43,327)	$(61,971)	$(66,427)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities, net of tax	(3)	80	292
Comprehensive loss	$(43,330)	$(61,891)	$(66,135)
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Voting Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2022	55,023,343	$5	$401,419	3,057,448	$(32,733)	$(369)	$(225,985)	$142,337
Exercise of stock options	30,000	—	29					29
Stock-based compensation expense			68,002					68,002
Issuance of common stock from settlement of equity awards	1,122,902	—						—
Taxes paid related to net share settlement of equity awards				41,527	(2,380)			(2,380)
Issuance of common stock in connection with employee stock purchase plan	59,514		2,339					2,339
Other comprehensive loss, net of tax						292		292
Net loss							(66,427)	(66,427)
Balances at December 31, 2023	56,235,759	5	471,789	3,098,975	(35,113)	(77)	(292,412)	144,192
Exercise of stock options	27,010	—	29					29
Stock-based compensation expense			84,617					84,617
Issuance of common stock from settlement of equity awards	1,427,291	—						—
Taxes paid related to net share settlement of equity awards				49,913	(2,309)			(2,309)
Issuance of common stock in connection with employee stock purchase plan	68,318		1,956					1,956
Other comprehensive gain, net of tax						80		80
Net loss							(61,971)	(61,971)
Balances at December 31, 2024	57,758,378	5	558,391	3,148,888	(37,422)	3	(354,383)	166,594
Stock-based compensation expense			79,167					79,167
Issuance of common stock from settlement of equity awards	1,704,430	1						1
Taxes paid related to net share settlement of equity awards				26,944	(346)			(346)
Issuance of common stock in connection with employee stock purchase plan	94,105		1,336					1,336
Other comprehensive gain, net of tax						(3)		(3)
Net loss							(43,327)	(43,327)
Balances at December 31, 2025	59,556,913	$6	$638,894	3,175,832	$(37,768)	$—	$(397,710)	$203,422
See Notes to Consolidated Financial Statements.

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(43,327)	$(61,971)	$(66,427)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	3,783	3,890	3,137
Amortization of line of credit issuance costs	229	206	86
Accretion of discount on marketable securities	(7)	(406)	(3,203)
Amortization of acquired intangible assets	7,030	6,151	3,541
Amortization of deferred commissions	24,077	16,347	26,582
Amortization of right-of-use operating lease asset	1,517	1,827	1,553
Stock-based compensation expense	78,719	84,303	67,704
Provision for accounts receivable allowances	3,559	1,709	2,418
Loss/(gain) on lease termination and modification	1,175	(1,570)	—
Accretion of contingent consideration	423	—	—
Other	(505)	—	—
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	(18,267)	(22,253)	(26,982)
Prepaid expenses and other current assets	1,514	(5,452)	444
Deferred commissions	(36,284)	(34,219)	(40,540)
Accounts payable and accrued expenses	626	3,124	(226)
Deferred revenue	22,482	38,230	41,918
Lease liabilities	(3,317)	(3,595)	(3,549)
Net cash provided by operating activities	43,427	26,321	6,456
Cash flows from investing activities
Expenditures for property and equipment	(4,106)	(2,950)	(2,073)
Payments for business acquisition, net of cash acquired	(51,790)	(1,409)	(145,636)
Purchases of marketable securities	—	—	(63,085)
Proceeds from maturity of marketable securities	3,750	45,085	118,621
Proceeds from sale of marketable securities	—	—	5,538
Net cash (used in) provided by investing activities	(52,146)	40,726	(86,635)
Cash flows from financing activities
Borrowings from line of credit	32,000	—	75,000
Repayments of line of credit	(17,000)	(30,000)	(20,000)
Payments for line of credit issuance costs	(486)	—	(1,031)
Proceeds from exercise of stock options	—	29	29
Proceeds from employee stock purchase plan	1,336	1,956	2,339
Employee taxes paid related to the net share settlement of stock-based awards	(346)	(2,309)	(2,380)
Net cash provided by (used in) financing activities	15,504	(30,324)	53,957

Sprout Social, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,785	36,723	(26,222)

Cash, cash equivalents, and restricted cash
Beginning of year	90,418	53,695	79,917
End of year	$97,203	$90,418	$53,695
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$95,268	$86,437	$49,760
Restricted cash, included in prepaid expenses and other assets	1,935	3,981	3,935
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$97,203	$90,418	$53,695
Supplemental cash flow information
Cash paid for interest	$1,889	$3,635	$1,588

Supplemental disclosure of noncash investing and financing activities
Fair value of contingent consideration in connection with business acquisition	$8,450	$—	$—
Deferred consideration in connection with business acquisition	$1,908	$—	$—
ROU asset obtained in exchange for operating lease liability	$—	$629	$795
Non-cash adjustment to operating lease right-of-use assets from lease modifications	$—	$3,795	$—
Capital expenditures incurred but not yet paid	$92	$375	$137
Stock-based compensation expense capitalized in internal-use software	$448	$314	$298
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments
The Company has the following financial instruments: cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities and contingent consideration related to acquisitions. In recent periods, the Company has also had marketable securities. The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short-term nature. See Note 14, Fair Value Measurements, for additional information regarding the valuation methodology for contingent consideration liabilities.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Interest earned on cash and cash equivalents is recorded as interest income in the consolidated statements of operations.
Restricted Cash
As of December 31, 2025 and 2024, the Company’s restricted cash balance was $1.9 million and $4.0 million, respectively. Restricted cash represents cash that is held as collateral in relation to the Company’s letters of credit that are required as security for certain office lease arrangements and reserves held by the Company’s credit card processor. Restricted cash is included in Prepaid expenses and other current assets within the consolidated balance sheets.
Marketable Securities
Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury securities, asset-backed securities, and agency securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair values. The Company’s remaining marketable securities matured during 2025. Unrealized gains and losses for the available-for-sale debt securities that are unrelated to credit loss factors are recorded in accumulated other comprehensive income (loss), or AOCI. The Company’s AOCI balance was zero as of December 31, 2025 and an immaterial balance as of December 31, 2024. Unrealized losses determined to be credit-related are recorded as Other (expense) income, net in the consolidated statements of operations and comprehensive loss and as an allowance for credit losses on Marketable securities on the consolidated balance sheets. As of December 31, 2025 and 2024, The gross unrealized gains and losses on available-for-sale debt securities was zero as of December 31, 2025 and immaterial as of December 31, 2024, and there were no expected credit losses related to the Company's available-for-sale debt securities.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

collection experience, credit quality of the customer, age of the receivable balance and current economic conditions.
If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Amounts are charged against the allowance for credit losses once collection efforts are unsuccessful. Credit losses on accounts receivable were $3.6 million, $1.7 million and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The allowance for credit losses was $2.7 million and $2.2 million as of December 31, 2025 and 2024, respectively. The activity related to the allowance for credit losses for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

Balance at December 31, 2022	$1,789
Additions	2,418
Write-offs, net of recoveries	(2,030)
Balance at December 31, 2023	$2,177
Additions	1,709
Write-offs, net of recoveries	(1,717)
Balance at December 31, 2024	2,169
Additions	3,559
Write-offs, net of recoveries	(3,009)
Balance at December 31, 2025	$2,719
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and marketable securities. The Company's cash and cash equivalents are generally held with large financial institutions. Although the Company's deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of December 31, 2025, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has credit risk regarding trade accounts receivable as the Company generally does not require collateral. Allowances are maintained for potential credit losses. As of December 31, 2025 and 2024, there were no individual customers that accounted for more than 10% of the Company’s total revenue or net accounts receivable.
The Company’s marketable securities, all of which matured during 2025, consisted of investment-grade corporate bonds, commercial paper, U.S. Treasury securities, asset-backed securities, and agency securities. In recent periods, the Company has limited the amount of investments in any single issuer to minimize credit risk exposure related to marketable securities.

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
The Company has a single reporting unit. If the Company concludes that it is more-likely-than-not that its single reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed. For the quantitative assessment, the fair value of the Company’s reporting unit is compared with the carrying amount of net assets, including goodwill, related to the reporting unit. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit. The Company did not record any impairment loss during the years ended December 31, 2025, 2024 and 2023.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, which includes property and equipment and intangible assets, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the anticipated future undiscounted cash flows that the asset is expected to generate. If that comparison indicates that the carrying amount is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any impairment loss during the years ended December 31, 2025, 2024 and 2023.
Revenue Recognition
The Company generates revenues from subscriptions to the Company’s web-based social media management platform under a software-as-a-service model. Our subscriptions can range from monthly to one-year or multi-year arrangements and are generally non-cancellable. The Company’s customers do not have the right to take possession of the online software solution.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
Deferred commissions during the year ended December 31, 2025 increased $12.2 million as a result of deferring incremental costs of obtaining contracts with customers of $36.3 million, which was offset by $24.1 million of amortization. Deferred commissions during the year ended December 31, 2024 increased $17.9 million as a result of deferring incremental costs of obtaining contracts with customers of $34.2 million, which was offset by $16.3 million of amortization. The Company periodically reviews the deferred sales commissions for impairment and noted no impairment loss for the years ended December 31, 2025, 2024 and 2023.
Cost of Revenues
Cost of revenues primarily consist of expenses related to hosting the Company’s service and providing support to customers, depreciation associated with computers and hardware and amortization expense related to acquired developed technologies that directly benefit sales. These expenses are comprised of hosted data center global costs, fees paid to third-party data providers and personnel-

Sprout Social, Inc.
Notes to Consolidated Financial Statements

related costs directly associated with cloud infrastructure and customer support, including salaries, benefits, bonuses and allocated overhead. Overhead associated with facilities and information technology is allocated to cost of revenue and operating expenses based on headcount.
Advertising Costs
Advertising costs primarily include online advertising on search engines. Advertising costs are expensed as incurred and included as a component of sales and marketing expenses. The Company incurred approximately $7.9 million, $6.1 million and $5.1 million in advertising costs during the years ended December 31, 2025, 2024 and 2023, respectively.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
Such valuations require that management make estimates and assumptions, especially with respect to the identifiable intangible assets and contingent consideration. The estimates and assumptions in valuing intangible assets include, but are not limited to, the selection of valuation methodologies, estimates of future revenue and cash flows, the time and expense to recreate the intangible assets, useful lives, customer attrition rate, royalty rate, obsolescence rate and discount rates.
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
In November 2024, the Company initiated a restructuring plan to improve the efficiency and effectiveness of the research and development organization. In February 2025, the Company initiated a restructuring plan with a primary focus on its Sales and Customer Experience teams. For the year ended December 31, 2025, the Company incurred $2.7 million in restructuring charges, of which $2.3 million and $0.4 million are recorded within sales and marketing expense and cost of revenue, respectively. For the year ended December 31, 2024, the Company incurred $3.0 million of restructuring charges, of which $2.9 million and $0.1 million million are recorded within research and development expense and cost of revenue, respectively. Cash payments totaling $2.9 million and $2.7 million were made related to the restructuring during the years ended December 31, 2025 and 2024, respectively. All amounts incurred as of December 31, 2025 have been paid and no additional costs related to the restructuring plans are expected to be incurred.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for fiscal years beginning after December 31, 2024, with early adoption permitted. Entities may apply the amendments prospectively or may elect retrospective application. The Company adopted the ASU for the year ended December 31, 2025, and applied the new disclosure requirements on a prospective basis.
Recently Issued Accounting Pronouncements
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
The balance of deferred revenue, including current and non-current balances, as of December 31, 2025 and 2024 were $206.4 million and $179.7 million, respectively. For the year ended December 31, 2025, the additions to our deferred revenue balance were due to $480.0 million of additional invoicing and $4.2 million of deferred revenue acquired from the NewsWhip acquisition, which was offset by $457.5 million of revenue recognized during the same period. Deferred revenue during the year ended December 31, 2024, increased $38.2 million as a result of $444.1 million of additional invoicing, which was offset by $405.9 million of revenue recognized during the same period. The amount of revenue recognized during the years ended December 31, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $175.8 million and $137.9 million, respectively.
As of December 31, 2025, including amounts already invoiced and amounts contracted but not yet invoiced, $404.0 million of revenue is expected to be recognized from remaining performance obligations, of which 70% is expected to be recognized in the next 12 months, with the remainder thereafter.
3.Property and Equipment
As of the dates specified below, property and equipment consisted of the following (in thousands):

	As of December 31,
	2025	2024
Leasehold improvements	$11,625	$18,733
Furniture and fixtures	4,333	4,201
Computer equipment and hardware	6,062	5,144
Internal-use software	6,210	3,865
Total property and equipment	28,230	31,943
Less: Accumulated depreciation and amortization	(18,366)	(20,992)
Total property and equipment, net	$9,864	$10,951
The Company recognized depreciation and amortization expense on property and equipment of $3.8 million, $3.9 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
4.Business Combinations
NewsWhip Group Holdings Limited
On July 30, 2025, the Company completed its acquisition of all of the outstanding voting shares of NewsWhip, a company incorporated in Ireland that provides real-time social intelligence. NewsWhip’s

Sprout Social, Inc.
Notes to Consolidated Financial Statements

proprietary real-time media monitoring and predictive analytics provide insights into emerging trends and narratives, enabling the Company to enter the public relations and crisis monitoring space.
Consideration for the acquisition of NewsWhip consisted of an upfront cash payment of $52.3 million, subject to adjustment for cash, indebtedness and working capital, deferred consideration of $3.2 million and up to $10.0 million of an earnout, which is contingent upon NewsWhip’s achievement of financial performance metrics through June 30, 2027. The earnout is payable in cash in two installments, one in 2026 and the second in 2027. The earnout is considered contingent consideration and is accounted for as a liability initially measured at fair value. The fair value of the contingent consideration as of the acquisition date was $8.5 million, of which $4.5 million was recorded within Accrued expenses and other and $4.0 million was recorded within Other noncurrent liabilities in the consolidated balance sheets. See Note 14 for additional information regarding the fair value determination of the contingent consideration. The deferred consideration includes $1.9 million of certain research and development tax credits that were generated by NewsWhip prior to the acquisition date, additional deferred consideration of $0.8 million and a $0.5 million holdback amount.
The net working capital adjustment for the acquisition was finalized in October 2025, resulting in an increase to the purchase price of $0.1 million, which was recorded to goodwill. The purchase price holdback and additional deferred consideration were paid during the fourth quarter of 2025. As of December 31, 2025, the remaining deferred consideration balance of $1.9 million is included in Other noncurrent liabilities in the consolidated balance sheets.
The Company funded the upfront cash payment with a combination of cash on hand and $32.0 million borrowed under the Facility further described in Note 8. For the year ended December 31, 2025, the Company incurred $1.8 million of acquisition-related costs, which were primarily related to advisory and legal costs, and were recorded within General and administrative expense in the consolidated statements of operations.
The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is primarily attributable to expanded market opportunities from integrating the acquired developed technologies with the Company’s offerings. The goodwill is not deductible for income tax purposes.
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. These estimates are based on preliminary information and may be subject to further revision as additional information is obtained during the measurement period, which may last up to 12 months from the date of the acquisition. The primary area that remains preliminary as of December 31, 2025 relates to deferred taxes. The Company expects to finalize the fair value measurements as soon as practicable, but not later than 12 months from the date of acquisition.
The following table summarizes the preliminary allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Sprout Social, Inc.
Notes to Consolidated Financial Statements

July 30, 2025
Consideration:
Cash	$52,313
Contingent consideration at fair value	8,450
Deferred consideration	3,215
Additional payment for net working capital adjustment (1)	150
Total purchase consideration	$64,128

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1,980
Accounts receivable	2,255
Other current and noncurrent assets	2,335
Intangible assets	24,850
Accounts payable, accrued expenses and other liabilities	(4,661)
Deferred revenue	(4,222)
Deferred tax liabilities	(4,216)
Net assets acquired, excluding Goodwill	18,321
Goodwill	45,807
Total purchase price allocation	$64,128
Cash and cash equivalents acquired	(1,980)
Total consideration, net of cash acquired	$62,148
(1) Additional amount paid in the fourth quarter of 2025 upon completion of the review of the working capital assets acquired and liabilities assumed.
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
The fair value of the contingent consideration was determined using a scenario-based approach. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about future revenues and a discount rate, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 14. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recorded within General and administrative expenses within the consolidated statements of operations.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the estimated preliminary fair values (in thousands) and estimated useful lives for the identifiable intangible assets acquired as of the acquisition date:

	Fair Value	Expected Useful Life
Customer Relationships	$15,200	7 years
Acquired Technology	8,400	5 years
Trademark	800	5 years
Contract Backlog	450	1 year
	$24,850
The Company has included the financial results of NewsWhip in its consolidated financial statements from the date of acquisition. Separate financial results and pro forma financial information for NewsWhip have not been presented as the effect of this acquisition was not material to the Company’s financial results.
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
The Company acquired Tagger for a total final purchase consideration of $144 million in cash, which incorporates the impact of various customary adjustments such as working capital, cash and indebtedness. The Company funded the purchase consideration with a combination of cash on hand and $75 million borrowed under the Facility further described in Note 8. For the year ended December 31, 2023, the Company incurred $4.3 million acquisition-related costs, which primarily related to advisory and legal costs, and were recorded within General and administrative expense in the consolidated statements of operations.
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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Goodwill
The changes in the carrying amount of goodwill during the year ended December 31, 2025 were as follows (in thousands):

Goodwill balance as of December 31, 2024	$121,315
Addition - NewsWhip acquisition	45,807
Goodwill balance as of December 31, 2025	$167,122
5.Intangible Assets
As of the dates specified below, intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Customer relationships	35,100	19,900
Acquired Technology	24,100	15,700
Trademark	2,100	1,300
Contract backlog	450	—
	61,750	36,900
Less: Accumulated amortization
Customer relationships	(12,685)	(10,010)
Acquired Technology	(8,449)	(4,608)
Trademark	(695)	(368)
Contract backlog	(188)	—
	(22,017)	(14,986)
Intangible assets, net	$39,733	$21,914

Intangible assets are all finite-lived and are being amortized on a straight-line basis over their expected useful lives. Amortization of intangible assets totaled $7.0 million, $6.2 million, and $3.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The expected future amortization of intangible assets as of December 31, 2025 is summarized as follows (in thousands):

Years Ending December 31,	Amortization Expense
2026	9,445
2027	9,183
2028	7,606
2029	5,783
2030	4,278
Thereafter	3,438
$39,733

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted-Average Amortization Period (in years)
Customer relationships	7.0
Acquired Technology	5.0
Trademark	5.0
Contract backlog	1.0
All Intangible Assets	6.1
6.Operating Leases
The Company has operating lease agreements for offices in Chicago, Illinois; Seattle, Washington; Dublin, Ireland; and Kraków, Poland. The operating lease for an office in Santa Monica, California expired in January 2025. The Chicago lease expires in December 2032, the Seattle lease expires in January 2031, the Dublin lease expires in June 2027, and the Kraków lease expires in December 2029. These operating leases require monthly rental payments ranging from approximately $26,000 to $142,000. Under the terms of the lease agreements, the Company is also responsible for its proportionate share of taxes and operating costs, which are treated as variable lease costs. The Company’s operating leases typically contain options to extend or terminate the term of the lease. The Company currently does not include any options to extend leases in its lease terms as it is not reasonably certain to exercise them. As such, it has recorded lease obligations only through the initial optional termination dates above.
In April 2025, the Company entered into an amendment to its Chicago office lease agreement providing for the early termination of one floor of the leased space. Following the early termination, the Company’s office space was reduced from approximately 128,000 square feet to approximately 64,000 square feet. The Company determined that the amendment will be treated as a lease termination. As a result of the termination, the Company recorded a net loss of approximately $1.2 million, consisting of a gain of approximately $0.2 million associated with the write-off of the lease liability and a loss on disposal of leasehold improvements of approximately $1.4 million. These amounts were recorded in General and administrative expenses in the consolidated statements of operations.
The following table provides a summary of operating lease assets and liabilities as of December 31, 2025 (in thousands):

Assets
Operating lease right-of-use assets	$9,810
Liabilities
Operating lease liabilities	2,664
Operating lease liabilities, non-current	12,055
Total operating lease liabilities	$14,719
The following table provides information about leases in the consolidated statements of operations (in thousands):

Sprout Social, Inc.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2025	2024	2023

Operating lease expense	$2,645	$2,806	$2,659
Variable lease expense	2,249	3,451	3,572
Within the consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the year ended December 31, 2025, 2024 and 2023 were $6.0 million, $8.3 million and $8.2 million, respectively. There was no sublease rental income recognized for any of the periods presented.
As of December 31, 2025, the weighted-average remaining lease term is 5.8 years and the weighted-average discount rate is 7.0%.
Remaining maturities of operating lease liabilities as of December 31, 2025 are as follows (in thousands):

Years ending December 31,
2026	$3,586
2027	3,364
2028	2,708
2029	2,757
2030	2,508
Thereafter	2,926
Total future minimum lease payments	$17,849
Less: imputed interest	(3,130)
Total operating lease liabilities	$14,719

7.Income Taxes
The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(44,078)	$(63,221)	$(64,497)
Foreign	1,338	1,920	(1,281)
Loss before income taxes	$(42,740)	$(61,301)	$(65,778)

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current taxes
Federal	$28	$—	$—
State	262	13	—
Foreign	888	657	820
Current tax expense (benefit)	1,178	670	820
Deferred taxes
Federal	115	86	—
State	(12)	—	—
Foreign	(694)	(86)	(171)
Deferred tax expense (benefit)	(591)	—	(171)
Income tax expense (benefit)	$587	$670	$649

Sprout Social, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes after the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31,
	2025
	Amount	Tax Rate
Federal statutory income tax	$(8,975)	21.00%
State and local income taxes (1)	250	(0.59)
Foreign tax effects
Philippines
Changes in valuation allowance	(521)	1.22
Other	60	(0.14)
Other foreign jurisdictions	530	(1.24)
Effects of cross-border tax laws:
Global intangible low-taxed income	463	(1.08)
Other	175	(0.41)
Tax credits
Research and development credits	(1,524)	3.56
Changes in valuation allowance	(2,800)	6.55
Nontaxable and Nondeductible items
Stock-based compensation	12,172	(28.48)
Section 162(m) limitation	608	(1.42)
Other	417	(0.98)
Other adjustments	(268)	0.64
Effective income tax rate	$587	(1.4)%
(1) The majority of the tax effect within the state and local income tax category relates to California.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for years prior to the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31,
	2024		2023
	Amount	Tax Rate	Amount	Tax Rate
Federal statutory income tax	$(12,873)	21.00%	$(13,813)	21.00%
State income tax, net of federal tax benefit	(329)	0.54	(2,423)	3.68
Foreign tax	79	(0.13)	(75)	0.11
Section 162(m) limitation	845	(1.38)	1,693	(2.57)
Other	337	(0.54)	304	(0.46)
Valuation allowance net of deferred tax assets	5,367	(8.76)	18,389	(27.96)
Stock-based compensation	10,817	(17.65)	2,051	(3.12)
R&D Credit	(2,696)	4.40	(6,100)	9.27
Acquisitions	—	—	603	(0.92)
Return to provision	(877)	1.43	20	(0.03)
Effective income tax rate	$670	(1.1)%	$649	(1.0)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

Sprout Social, Inc.
Notes to Consolidated Financial Statements

purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$84,758	$79,172
Research & Development Costs	17,947	22,629
Operating lease liability	3,539	4,487
Stock-based compensation	3,080	4,555
Research & Development Credits	11,285	9,753
Other	3,178	2,543
Total deferred tax assets	123,787	123,139
Deferred tax liabilities
Fixed assets	(754)	(1,747)
Intangible assets	(7,680)	(4,939)
Deferred commissions and bonus	(21,734)	(18,634)
Operating lease right-of-use asset	(2,407)	(2,785)
Other	(1,367)	(1,303)
Total deferred tax liabilities	(33,942)	(29,408)
Less: Valuation allowance	(93,861)	(94,037)
Net deferred tax asset (liability)	$(4,016)	$(306)
The Company assesses all available positive and negative evidence to evaluate the realizability of its deferred tax assets and whether or not a valuation allowance is necessary. The Company’s three-year cumulative loss position was significant negative evidence in assessing the need for a valuation allowance. The weight given to positive and negative evidence is commensurate with the extent such evidence may be objectively verified. Given the weight of objectively verifiable historical losses from operations, the Company has recorded a full valuation allowance on its domestic deferred tax assets except for those from the Company’s NewsWhip acquisition in 2025, which do not have a valuation allowance. Due to the Company’s cost-plus intercompany transactions, no valuation allowance is recorded on the Company’s foreign deferred tax assets except for its Ireland net operating loss deferred tax asset that resulted from the Company’s NewsWhip acquisition in 2025. The Company may be able to reverse the valuation allowance on its domestic deferred tax assets when sufficient positive evidence exists to support the reversal of the valuation allowance.
The net change in the valuation allowance for deferred tax assets was approximately $0.2 million decrease for the year ended December 31, 2025, $5.4 million increase for the year ended December 31, 2024, and $19.4 million increase for the year ended December 31, 2023. The net change during 2025 was primarily due to a decrease in capitalized research and development (R&D) costs and stock-based compensation deferred tax assets, as well as an increase in the deferred tax liabilities with known reversal periods that will generate future sources of taxable income. The net change during 2025 also included a $3.8 million increase related to acquired Ireland net operating losses that were brought into NewsWhip purchase accounting with a full valuation allowance.

Sprout Social, Inc.
Notes to Consolidated Financial Statements

The Company elected to account for Global Intangible Low-Taxed Income (“GILTI”) as a current-period expense when incurred. As of December 31, 2025, the Company does not expect to incur material additional income taxes upon the distribution of earnings from its foreign subsidiaries. While the Company intends to repatriate these foreign earnings, there may be local withholding taxes due to various foreign countries and/or U.S. state taxes payable upon distribution of certain lower-tier earnings. The estimated impact of these taxes is currently immaterial to the Company’s consolidated financial statements.
As of December 31, 2025, the Company has gross federal net operating losses of $316.2 million which begin to expire in 2030, state net operating losses of $217.8 million which begin to expire in 2027, and foreign net operating losses of $33.1 million which begin to expire in 2026. The increase in foreign net operating losses was primarily driven by acquired Ireland net operating losses from the NewsWhip acquisition. Net operating loss carryforwards may be limited due to a change in control in the Company’s ownership as defined by the Internal Revenue Code Section 382. Any future changes in the Company’s ownership may limit the use of such carryforward benefits.
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
The reconciliation of uncertain tax positions at the beginning and end of the years below is as follows (in thousands):

	As of December 31,
	2025	2024	2023
Beginning balance	3,354	2,456	—
Gross increase (decrease) related to prior year positions	(100)	—	—
Gross decrease related to settlements	—	—	—
Gross increase related to current year positions	508	898	2,456
Ending balance	3,762	3,354	2,456
At December 31, 2025, approximately $3.8 million would reduce the Company’s annual effective tax rate, if recognized. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties related to uncertain tax positions are recorded as a component of income tax expense. In the years ended December 31, 2025, 2024, and 2023, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.
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
The amounts of cash income taxes paid (net of refunds) by the Company were as follows (in thousands):

Sprout Social, Inc.
Notes to Consolidated Financial Statements

Year Ended December 31,
2025
Canada	$648
Other jurisdictions (1)	723
Income taxes, net of amounts refunded	$1,371
(1) Income taxes paid to other jurisdictions are individually immaterial.
The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $0.8 million and $0.7 million, respectively.
Enactment of the One Big Beautiful Bill Act of 2025
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, deductions for domestic research and development expenditures. For the year ended December 31, 2025, the impact of the OBBBA on our consolidated financial statements was not material. The Company will continue to monitor any forthcoming guidance or interpretations of the Act that could affect its financial position, results of operations, and cash flows.
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
On April 4, 2025, the Company entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage Ratio (each as defined in the Amended Credit Agreement). As of December 31, 2025, the Company was in compliance with such financial covenants in the Amended Credit Agreement.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. For the twelve months ended December 31, 2025, the borrowings under the Facility were designated as SOFR Loans and the weighted average interest rate in effect for the outstanding balance was approximately

Sprout Social, Inc.
Notes to Consolidated Financial Statements

6.71%. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s Consolidated Senior Net Leverage Ratio.
The Amended Credit Agreement includes customary conditions to credit extensions, covenants and customary events of default, including restrictions on the Company’s ability to incur liens, incur indebtedness, make or hold investments, execute certain change of control transactions, business combinations or other fundamental changes to its business, dispose of assets, make certain types of restricted payments, including dividends and other distributions to stockholders, enter into certain related party transactions or amend or terminate certain contracts, subject to customary exceptions.
As of December 31, 2025, the Company had an outstanding balance of $40 million under the Amended Credit Agreement.
Debt issuance costs associated with the Facility were recorded to Other assets, net within the consolidated balance sheets and are being amortized as interest expense on a straight-line basis over the term of the Facility.
The Company is contingently liable under two standby letters of credit which are required as security for the Company’s current office leases (refer to Note 6). The agreements allow the Company to elect to secure the letters of credit with restricted cash or by reducing the revolving credit facility borrowing capacity under the Facility. As of December 31, 2025 and 2024, the Company had $2.7 million in secured letters of credit outstanding, respectively. At December 31, 2025, $2.0 million of the outstanding letters of credit were secured through a reduction in the Facility’s borrowing capacity, with the remaining amount secured by restricted cash.

9.Stockholders’ Equity
Common Stock
As of December 31, 2025, the Company has authorized 1,000,000,000 shares of Class A common stock with a par value of $0.0001 per share and 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Each holder of Class A and Class B common stock shall be entitled to one and ten votes, respectively, for each share held as of the record date and shall be entitled to receive dividends, when, as and if declared by the Board of Directors. Each share of Class B common stock is convertible into one share of Class A common stock at any time and will convert automatically upon certain transfers and upon the earlier of (i) the first date on which the voting power of all then outstanding shares of Class B common stock represents less than 10% of the combined voting power of all then outstanding shares of Class A common stock and Class B common stock, (ii) the date that is seven (7) years from the closing of the IPO on December 17, 2019 and (iii) the date specified by a vote of the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class. Following such conversion, each share of Class A common stock will have one vote per share and the rights of the holders of all outstanding shares of common stock will be identical. The total Class A and Class B common stock outstanding as of December 31, 2025 is 53,607,556 and 5,949,357 shares, respectively.
10.Incentive Stock Plan
Effective October 17, 2019, the Company established the Sprout Social, Inc. 2019 Incentive Award Plan (the “2019 Plan”), under which awards, including options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock or cash based awards and dividend equivalent

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
The only awards granted as of December 31, 2025 are restricted stock units.
Stock-based Compensation Expense
    Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023

Cost of revenue	$2,802	$3,936	$3,224
Research and development	25,162	25,619	18,478
Sales and marketing	22,783	31,544	30,116
General and administrative	27,972	23,204	15,886
Total stock-based compensation expense	$78,719	$84,303	$67,704

For the periods presented, stock-based compensation expense consisted of expense from restricted stock units. There was no expense related to stock options.
Restricted Stock Units
The Company issues restricted stock units to executives and employees. The general terms of the restricted stock units issued under the 2019 Plan require only a service condition to be satisfied prior to vesting. However, certain executive grants issued under the 2019 Plan require both the satisfaction of a service condition and a performance condition which includes the achievement of subscription revenue targets, prior to vesting.
The table below summarizes the activity regarding unvested restricted stock units for the year ended December 31, 2025:

Sprout Social, Inc.
Notes to Consolidated Financial Statements

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	4,661,191	$47.34
Granted	6,355,991	16.18
Vested	(1,731,374)	51.15
Forfeited	(1,375,264)	36.90
Unvested at December 31, 2025	7,910,544	$23.28
The weighted-average grant date fair value per share for restricted stock units granted during the years ended December 31, 2025, 2024 and 2023 was $16.18, $40.79 and $50.75, respectively. The total unrecognized stock-based compensation expense relating to these awards as of December 31, 2025 was $164.8 million, which is expected to be recognized over a weighted-average period of 2.8 years.
11.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for data and services. Material contractual commitments as of December 31, 2025 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2026	$86,842
2027	16,207
2028	12,612
2029	—
2030	—
Thereafter	—
Total contractual obligations	$115,661

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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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

Sprout Social, Inc.
Notes to Consolidated Financial Statements

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
The Company intends to vigorously defend against the claims asserted in the foregoing actions. The outcomes of these actions are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The Company could be forced to expend significant resources in the defense of these actions and may not prevail. The Company currently is not able to estimate the possible cost from these matters, which are at an early stage, and the Company cannot be certain how long it may take to resolve these actions or the possible amount of any damages that the Company may be required to pay. Such amounts could be material to the Company’s financial statements. The Company has not established any accrual for any potential liability relating to these actions. It is possible that the Company could, in the future, incur a judgment for monetary damages and/or enter into a settlement(s) in connection therewith, which could be material to the Company’s results of operations, financial position and cash flows.
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2025 and 2024, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 26%, 27% and 28% for each of

Sprout Social, Inc.
Notes to Consolidated Financial Statements

the years ended December 31, 2025, 2024 and 2023, respectively. Revenue by geographical region is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Americas	$365,417	$322,209	$262,290
EMEA	69,996	63,527	54,753
Asia Pacific	22,134	20,172	16,600
Total	$457,547	$405,908	$333,643
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to common shareholders	$(43,327)	$(61,971)	$(66,427)
Weighted average common shares outstanding	58,625,925	56,935,910	55,664,404
Net loss per share, basic and diluted	$(0.74)	$(1.09)	$(1.19)
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	As of December 31,
	2025	2024	2023
Stock options outstanding	—	—	27,010
RSUs outstanding	7,910,544	4,661,191	3,724,707
Total potentially dilutive shares	7,910,544	4,661,191	3,751,717

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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	—	—	8,873	8,873
Total liabilities	$—	$—	$8,873	$8,873

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable Securities:
Corporate bonds	—	3,745	—	3,745
Total assets	$—	$3,745	$—	$3,745
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The contingent consideration as presented in the fair value table above relates to the NewsWhip acquisition, and represents the future potential earnout payments based on the achievement of specified financial performance metrics through June 30, 2027. Refer to Note 4 for further discussion of the acquisition.
The fair value of the contingent consideration was determined using a scenario-based approach. The model includes significant unobservable inputs including the discount rate and projected revenues

Sprout Social, Inc.
Notes to Consolidated Financial Statements

over the earn-out period. The contingent consideration was classified as Level 3 within the fair value hierarchy.
The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recorded within General and administrative expenses within the consolidated statements of operations. The current and non-current portions of contingent consideration are recorded to Accrued expenses and other and Other noncurrent liabilities, respectively, within the consolidated balance sheets.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Contingent consideration liability as of NewsWhip acquisition date	$8,450
Change due to accretion	423
Contingent consideration liability as of December 31, 2025	$8,873
Marketable securities are classified within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market. The Company’s marketable securities, which were accounted for as available-for-sale securities, matured as of June 30, 2025. There was not a significant difference between the amortized cost and fair value of these securities in the periods presented, and the gross unrealized gains and losses associated with these securities were immaterial. There were no available-for-sale securities as of December 31, 2025.
The carrying amounts of certain financial instruments, including cash held in banks, cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
15.Employee Benefit Plan
The Company sponsors a qualified 401(k) defined contribution plan for the benefit of its employees. The Company made matching contributions to the plan totaling $3.6 million, $4.2 million and $3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2025. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this annual report on Form 10-K.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act), which are intended to satisfy the affirmative defense conditions under 10b5-1(c) under the Exchange Act.
In addition, our officers (as defined in Rule 16a-1(f) under the Exchange Act), have entered into sell-to-cover arrangements adopted pursuant to Rule 10b5-1, authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of restricted stock units and the related issuance of shares. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of the Company’s Class A common stock. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable restricted stock units and the officer’s termination of service.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be incorporated by reference to the sections entitled “Board of Directors and Corporate Governance,” “Executive Officers” and “Delinquent Section 16 Reports” (if applicable) in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2025.

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
Item 11. Executive Compensation
The information required by this item will be incorporated by reference to the sections entitled “Non-Employee Director Compensation,” “Board of Directors and Corporate Governance – Compensation Committee Interlocks and Inside Participation,” “Compensation Discussion and Analysis” and “Compensation of our Named Executive Officers” in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2025. The information in the section entitled “Compensation of our Named Executive Officers – Pay versus Performance” will not be deemed to be incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be incorporated by reference to the sections entitled “Board of Directors and Corporate Governance” and “Related Person Transactions” in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services
The information required by this item will be incorporated by reference to the section entitled “Fees Paid to the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2025.

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

10.3
First Amendment to Credit Agreement, dated April 4, 2025, by and among Sprout Social, Inc., the Subsidiaries of Sprout Social party thereto as Guarantors, the Lender and MUFG Bank, LTD., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K (File No. 001-39156) filed on April 7, 2025).

10.4†
Sprout Social, Inc. 2019 Incentive Award Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-23416) filed on December 2, 2019).

10.5†
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

10.9†
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan, approved October 25, 2023 (Incorporated by reference to Exhibit 10.3 to Sprout Social’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.10†
Form of Non-Employee Director Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan (Incorporated by reference to Exhibit 10.19 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.11†
Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Class B Incentive Award Plan (Incorporated by reference to Exhibit 10.19 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.12†
Sprout Social, Inc. Non-Employee Director Compensation Policy (as amended effective January 1, 2022) Incorporated by Reference to Exhibit 10.22 to Sprout Social’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.13†
Offer Letter, dated September 30, 2024, by and between the Registrant and Ryan Barretto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K/A filed on October 1, 2024).

10.14†
Amended and Restated Executive Employment Agreement, dated as of September 30, 2024, by and between the Registrant and Justyn Howard (Incorporated by reference to Exhibit 10.2 to Sprout Social’s Current Report on Form 8-K/A filed on October 1, 2024).

10.15†
Amended and Restated Executive Employment Agreement, dated as of February 20, 2020, by and between the Registrant and Joe Del Preto (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.16
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

10.18#**
Share Purchase Agreement, dated July 30, 2025, by and among Sprout Social, Inc. and the shareholders of NewsWhip Group Holdings Limited named therein (Incorporated by reference to Exhibit 10.1 to Sprout Social’s Current Report on Form 8-K filed on July 30, 2025).

10.19#**
Put and Call Option Agreement, dated July 30, 2025, by and among Sprout Social, Inc. and the shareholders of NewsWhip Group Holdings Limited named therein (Incorporated by reference to Exhibit 10.2 to Sprout Social’s Current Report on Form 8-K filed on July 30, 2025).

19.1	Sprout Social, Inc. Insider Trading Policy (as amended on July 24, 2025).
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	Certification Pursuant To Rule 13A-14(A) or 15D-14(A) Under The Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant To Rule 13A-14(A) or 15D-14(A) Under The Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Sprout Social, Inc. Incentive Compensation Recoupment Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Annual Report on Form 10-K, formatted as Inline XBRL (included in Exhibits 101).
________________

†    Indicates a management contract or compensatory plan or arrangement.
*    Furnished, not filed.
#    Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
**    Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the registrant has determined that the omitted information is (i) not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.

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

SPROUT SOCIAL, INC.

By:	/s/ Ryan Barretto
Name:	Ryan Barretto
Title:	Chief Executive Officer and Director
Date:	February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities set forth opposite their names and on the dates indicated.

Signature	Title	Date

/s/ Ryan Barretto
Ryan Barretto	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2026

/s/ Justyn Howard
Justyn Howard	Executive Chair and Director	February 27, 2026

/s/ Peter Barris
Peter Barris	Director	February 27, 2026

/s/ Steven Collins
Steven Collins	Director	February 27, 2026

/s/ Joe Del Preto
Joe Del Preto	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2026

/s/ Greg Brown
Greg Brown	Director	February 27, 2026

/s/ Aaron Rankin
Aaron Rankin	Director	February 27, 2026

/s/ Thomas Stanley
Thomas Stanley	Director	February 27, 2026

/s/ Karen Walker
Karen Walker	Director	February 27, 2026