Form 10-Q
period 2026-03-31
Sprout Social, Inc.
filed 2026-05-08
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of May 1, 2026, there were 54,316,181 shares and 5,789,357 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

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
•our ability to access third-party APIs and data on favorable terms or at all;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$111,620	$95,268
Accounts receivable, net of allowances of $2,204 and $2,719 at March 31, 2026 and December 31, 2025, respectively	69,415	100,996
Deferred commissions	27,909	26,995
Prepaid expenses and other assets	16,971	13,945
Total current assets	225,915	237,204
Property and equipment, net	10,169	9,864
Deferred commissions, net of current portion	56,077	57,049
Operating lease, right-of-use assets	9,395	9,810
Goodwill	167,122	167,122
Intangible assets, net	37,325	39,733
Other assets, net	2,595	2,280
Total assets	$508,598	$523,062
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,489	$10,115
Deferred revenue	194,335	205,639
Operating lease liabilities	2,741	2,664
Accrued wages and payroll related benefits	14,945	20,549
Accrued expenses and other	15,605	17,294
Total current liabilities	237,115	256,261
Revolving credit facility	32,500	40,000
Deferred revenue, net of current portion	1,065	752
Operating lease liabilities, net of current portion	11,314	12,055
Other noncurrent liabilities	11,414	10,572
Total liabilities	293,408	319,640

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025

Commitments and contingencies (Note 7)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 57,261,096 and 54,253,382 shares issued and outstanding, respectively, at March 31, 2026; 56,576,444 and 53,607,556 shares issued and outstanding, respectively, at December 31, 2025	5	5
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 6,036,301 and 5,829,357 shares issued and outstanding, respectively, at March 31, 2026; 6,156,301 and 5,949,357 shares issued and outstanding, respectively, at December 31, 2025	1	1
Additional paid-in capital	657,261	638,894
Treasury stock, at cost	(38,031)	(37,768)
Accumulated other comprehensive income	—	—
Accumulated deficit	(404,046)	(397,710)
Total stockholders’ equity	215,190	203,422
Total liabilities and stockholders’ equity	$508,598	$523,062
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
Subscription	$120,020	$108,680
Professional services and other	1,477	609
Total revenue	121,497	109,289
Cost of revenue
Subscription	27,435	24,473
Professional services and other	556	365
Total cost of revenue	27,991	24,838
Gross profit	93,506	84,451
Operating expenses
Research and development	26,947	23,229
Sales and marketing	48,546	47,452
General and administrative	23,859	24,972
Total operating expenses	99,352	95,653
Loss from operations	(5,846)	(11,202)
Interest expense	(667)	(514)
Interest income	751	895
Other expense, net	(163)	(168)
Loss before income taxes	(5,925)	(10,989)
Income tax expense	411	231
Net loss	$(6,336)	$(11,220)
Net loss per share attributable to common shareholders, basic and diluted	$(0.11)	$(0.19)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	59,735,864	57,890,898
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(6,336)	$(11,220)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax	—	(2)
Comprehensive loss	$(6,336)	$(11,222)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2025	59,556,913	$6	$638,894	3,175,832	$(37,768)	$—	$(397,710)	$203,422
Stock-based compensation			18,367					18,367
Issuance of common stock from equity award settlement	525,826	—						—
Taxes paid related to net share settlement of equity awards				38,826	(263)			(263)
Net loss							(6,336)	(6,336)
Balances at March 31, 2026	60,082,739	$6	$657,261	3,214,658	$(38,031)	$—	$(404,046)	$215,190

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2024	57,758,378	$5	$558,391	3,148,888	$(37,422)	$3	$(354,383)	$166,594
Stock-based compensation			19,937					19,937
Issuance of common stock from equity award settlement	416,929	—						—
Other comprehensive loss, net of tax						(2)		(2)
Net loss							(11,220)	(11,220)
Balances at March 31, 2025	58,175,307	$5	$578,328	3,148,888	$(37,422)	$1	$(365,603)	$175,309

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(6,336)	$(11,220)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	922	1,225
Amortization of line of credit issuance costs	59	52
Accretion of discount on marketable securities	—	(7)
Amortization of acquired intangible assets	2,408	1,293
Amortization of deferred commissions	7,020	5,283
Amortization of right-of-use operating lease asset	415	341
Stock-based compensation expense	18,147	19,795
Provision for accounts receivable allowances	278	1,129
Change in fair value of contingent consideration	(493)	—
Other	(65)	—
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	31,303	18,122
Prepaid expenses and other current assets	(3,559)	(3,229)
Deferred commissions	(6,962)	(7,577)
Accounts payable and accrued expenses	(6,266)	(1,487)
Deferred revenue	(10,991)	(4,790)
Lease liabilities	(664)	(826)
Net cash provided by operating activities	25,216	18,104
Cash flows from investing activities
Expenditures for property and equipment	(1,099)	(1,357)
Proceeds from maturity of marketable securities	—	2,750
Net cash (used in) provided by investing activities	(1,099)	1,393
Cash flows from financing activities
Repayments of line of credit	(7,500)	(5,000)
Employee taxes paid related to the net share settlement of stock-based awards	(263)	—
Net cash used in financing activities	(7,763)	(5,000)
Net increase in cash, cash equivalents and restricted cash	16,354	14,497
Cash, cash equivalents and restricted cash
Beginning of period	97,203	90,418
End of period	$113,557	$104,915
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$111,620	$100,902
Restricted cash, included in prepaid expenses and other assets	1,937	4,013
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$113,557	$104,915

Supplemental disclosure of noncash investing and financing activities
Stock-based compensation expense capitalized in internal-use software	$220	$142
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
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Company has prepared the unaudited condensed consolidated financial statements on a basis consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2025, and these unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full year or any future period. The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain disclosures required by GAAP on an annual basis. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of May 8, 2026, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. There have been no significant changes to these policies during the three months ended March 31, 2026.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The Company adopted the ASU as of January 1, 2026. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended March 31, 2026 and 2025 that was included in deferred revenue at the beginning of each period was $89.3 million and $77.5 million, respectively.
As of March 31, 2026, including amounts already invoiced and amounts contracted but not yet invoiced, $395.3 million of revenue is expected to be recognized from remaining performance obligations, of which 71% is expected to be recognized in the next 12 months, with the remainder thereafter.
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
The following table provides a summary of operating lease assets and liabilities as of March 31, 2026 (in thousands):

Assets
Operating lease right-of-use assets	$9,395
Liabilities
Operating lease liabilities	2,741
Operating lease liabilities, non-current	11,314
Total operating lease liabilities	$14,055
The following table provides information about leases in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025

Operating lease expense	$661	$675
Variable lease expense	467	829
Within the unaudited condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

leases for the three months ended March 31, 2026 and 2025 were $1.3 million and $2.1 million, respectively. As of March 31, 2026, the weighted-average remaining lease term is 5.6 years and the weighted-average discount rate is 7.0%.
Remaining maturities of operating lease liabilities as of March 31, 2026 are as follows (in thousands):

Years ending December 31,
2026	$2,701
2027	3,349
2028	2,700
2029	2,750
2030	2,509
Thereafter	2,926
Total future minimum lease payments	$16,935
Less: imputed interest	(2,880)
Total operating lease liabilities	$14,055

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
The Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended March 31, 2026, the Company recognized an immaterial provision related to state and foreign income taxes.
The Company assesses all available positive and negative evidence to evaluate the realizability of its deferred tax assets and whether or not a valuation allowance is necessary. The Company’s three-year cumulative loss position was significant negative evidence in assessing the need for a valuation allowance. The weight given to positive and negative evidence is commensurate with the extent such evidence may be objectively verified. Given the weight of objectively verifiable historical losses from operations, the Company has recorded a full valuation allowance on its domestic deferred tax assets except for those from the Company’s acquisition of NewsWhip Group Holdings Limited (“NewsWhip”) in 2025, which do not have a valuation allowance. Due to the Company’s cost-plus intercompany transactions, no valuation allowance is recorded on the Company’s foreign deferred tax assets except for its Ireland net operating loss deferred tax asset that resulted from the NewsWhip acquisition. The Company may be able to reverse the valuation allowance on its domestic deferred tax assets when sufficient positive evidence exists to support the reversal of the valuation allowance.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes.
On April 4, 2025, the Company entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage Ratio (each as defined in the Amended Credit Agreement). As of March 31, 2026, the Company was in compliance with such financial covenants in the Amended Credit Agreement.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. For the three months ended March 31, 2026, the borrowings under the Facility were designated as SOFR Loans and the weighted average interest rate in effect for the outstanding balance was approximately 6.10%. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s Consolidated Senior Net Leverage Ratio.
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
As of March 31, 2026, the Company had an outstanding balance of $32.5 million under the Amended Credit Agreement.
Debt issuance costs associated with the Facility were recorded to Other assets, net within the unaudited condensed consolidated balance sheets and are being amortized as interest expense on a straight-line basis over the term of the Facility.
6.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of revenue	$574	$746
Research and development	5,925	6,206
Sales and marketing	5,010	5,936
General and administrative	6,638	6,907
Total stock-based compensation	$18,147	$19,795

7.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of March 31, 2026 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2026	$65,881
2027	17,660
2028	13,352
2029	—
2030	—
Thereafter	—
Total contractual obligations	$96,893
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
8.Segment and Geographic Data
The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM evaluates financial information on a consolidated basis and considers net loss within the unaudited consolidated statements of operations to be a key measurement of profitability in evaluating financial performance, comparing budget to actuals, and making resource allocation decisions. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest expense, interest income, other expense, net, and the provision for income taxes, which are reflected in the unaudited consolidated statements of operations. As the Company operates as one operating segment, all required segment financial information is found in the unaudited condensed consolidated financial statements.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of March 31, 2026 and December 31, 2025, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 26% for each of the three months ended March 31, 2026 and 2025. Revenue by geographical region is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Americas	$96,864	$87,244
EMEA	18,891	16,671
Asia Pacific	5,742	5,374
Total	$121,497	$109,289
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to common shareholders	$(6,336)	$(11,220)
Weighted average common shares outstanding	59,735,864	57,890,898
Net loss per share, basic and diluted	$(0.11)	$(0.19)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	March 31,
	2026	2025
RSUs outstanding	8,982,115	5,325,777
Total potentially dilutive shares	8,982,115	5,325,777

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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$8,380	$8,380
Total liabilities	$—	$—	$8,380	$8,380

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$8,873	$8,873
Total liabilities	$—	$—	$8,873	$8,873
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented. As of March 31, 2026 and December 31, 2025, the Company had no Level 1 or Level 2 financial instruments.
The contingent consideration as presented in the fair value table above relates to the acquisition of NewsWhip in July 2025, and represents the future potential earnout payments based on the achievement of specified financial performance metrics through June 30, 2027. Refer to Note 11 for further discussion of the acquisition.
The fair value of the contingent consideration was determined using a scenario-based approach. The model includes significant unobservable inputs including the discount rate and projected revenues over the earn-out period, and as such, the liability is classified as a Level 3 measurement. An increase in the discount rate would result in a decrease in the fair value of the contingent consideration, whereas an increase in the projected revenues would increase the fair value of the liability.

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
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Balance as of December 31, 2025	$8,873
Change in fair value	(493)
Balance as of March 31, 2026	$8,380
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
Consideration for the acquisition of NewsWhip consisted of an upfront cash payment of $52.3 million, subject to adjustment for cash, indebtedness and working capital, deferred consideration of $3.2 million and up to $10.0 million of an earnout, which is contingent upon NewsWhip’s achievement of financial performance metrics through June 30, 2027. The earnout is payable in cash in two installments. The earnout is considered contingent consideration and is accounted for as a liability initially measured at fair value. As of March 31, 2026, the fair value of the contingent consideration was $8.4 million, which was determined using a scenario-based approach based on unobservable inputs, including management estimates and assumptions about future revenues and a discount rate. See Note 10 for additional information regarding the fair value determination of the contingent consideration. The deferred consideration primarily includes the value of certain research and development tax credits that were generated by NewsWhip prior to the acquisition date and a holdback amount.
The Company funded the upfront cash payment with a combination of cash on hand and $32 million borrowed under the Facility further described in Note 5.
The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is primarily attributable to expanded market opportunities from integrating the acquired developed technologies with the Company’s offerings. The goodwill is not deductible for income tax purposes.
The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. These estimates are based on preliminary information and may be subject to further revision as additional information is obtained during the measurement period, which may last up to 12 months from the date of the acquisition. The primary area

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

that remains preliminary as of March 31, 2026 relates to deferred taxes. The Company expects to finalize the fair value measurements as soon as practicable, but not later than 12 months from the date of acquisition.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
12. Subsequent Events
Share Repurchase Program
On May 7, 2026, the Company announced that its board of directors (the “Board”) authorized a share repurchase program (the “Share Repurchase Program”) under which the Company may repurchase up to $50 million of its Class A common stock. The Share Repurchase Program authorizes the Company to repurchase its Class A common stock from time to time in the open market, in privately negotiated transactions, through block purchases, through Rule 10b5-1 trading plans, or by any combination of such methods, all in accordance with applicable securities laws and regulations. The timing and amount of any repurchase will be determined by the Company's management at its discretion. The Share Repurchase Program does not obligate the Company to repurchase any particular amount of Class A common stock, has no set termination date and may be modified, suspended or discontinued at any time at the Board’s discretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and in other parts of this Quarterly Report. See "Cautionary Note Regarding Forward-Looking Statements."
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
We generated revenue of $121.5 million and $109.3 million during the three months ended March 31, 2026 and 2025, respectively, representing growth of 11%. In the three months ended March 31, 2026, software subscriptions contributed 99% of our revenue.
We generated net losses of $6.3 million and $11.2 million during the three months ended March 31, 2026 and 2025, respectively, which included stock-based compensation expense of $18.1 million and $19.8 million, respectively. We expect to continue investing in the growth of our business and, as a result, generate net losses for the foreseeable future.
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
The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. We expect to finalize the allocation of the purchase consideration as soon as practicable, pending any other adjustments to acquired assets or liabilities, but no later than 12 months from the acquisition date. We have included the financial results of NewsWhip in our unaudited condensed consolidated financial statements from the date of acquisition. The impact of NewsWhip’s financial results following the date of acquisition were not significant to our consolidated financial statements.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. Our growth strategy includes an increased focus on the larger enterprise market. For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, while our total number of customers decreased, our number of customers contributing $30,000 or more in annualized recurring revenue (“ARR”) and $50,000 or more in ARR increased. In addition, as we continue to focus on expanding our enterprise customer base, we have experienced and expect to continue to experience longer and more expansive average sale cycles and increased pricing pressure, which may be exacerbated by the macroeconomic and geopolitical factors described above. We expect these trends to continue as we remain focused on our most sophisticated prospects and customers.

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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the three months ended March 31, 2026 was approximately 26% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, Australia, the Philippines and Poland to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We will continue supporting our international operations and will evaluate opportunities to invest in local sales, customer support and customer success resources in select markets as appropriate.
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
Number of customers contributing $30,000 or more in ARR
We define number of customers contributing $30,000 or more in ARR as those on a paid subscription plan that had $30,000 or more in ARR as of a period end.
We view the number of customers that contribute $30,000 or more in ARR as a measure of our ability to scale with our customers and attract larger organizations. We believe this represents potential for future growth, including expanding within our current customer base. Over time, larger customers have constituted a greater share of our revenue.

	As of March 31,
	2026	2025
Number of customers contributing $30,000 or more in ARR	3,875	3,451
Number of customers contributing $50,000 or more in ARR
We define number of customers contributing $50,000 or more in ARR as those on a paid subscription plan that had $50,000 or more in ARR as of a period end.
We view the number of customers that contribute $50,000 or more in ARR as a measure of our ability to scale with our largest customers and attract more sophisticated organizations. We believe this represents potential for future growth, including expanding within our current customer base. Over time, our largest customers have constituted a greater share of our revenue.

	As of March 31,
	2026	2025
Number of customers contributing $50,000 or more in ARR	2,085	1,766

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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel costs directly associated with our sales and marketing department, online advertising expenses, as well as allocated overhead, including depreciation expense. Sales force commissions and bonuses are considered incremental costs of obtaining a contract with a customer. Sales commissions are earned and recorded at contract commencement for both new customer contracts and expansion of contracts with existing customers. Sales commissions are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be five years. We expect that our sales and marketing expenses will decrease as a percentage of total revenue over time as we continue to scale our business and drive operating efficiencies.
General and Administrative
General and administrative expenses primarily consist of personnel expenses associated with our finance, legal, human resources and other administrative employees. Our general and administrative expenses also include professional fees for external legal, accounting and other consulting services, amortization of intangible assets, depreciation and amortization expense, as well as allocated overhead. We expect that our general and administrative expenses will decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest expense related to the Facility (as defined below) and is offset by interest income earned on our cash and investment balances.
Other Expense, Net
Other expense, net consists of foreign currency transaction gains and losses.

Income Tax Provision
The income tax provision consists of current and deferred taxes for our United States and foreign jurisdictions. We have historically reported a taxable loss in our most significant jurisdiction, the United States, and have a full valuation allowance against our deferred tax assets related to domestic operations, except for those from our acquisition of NewsWhip in 2025, which do not have a valuation allowance, and certain deferred tax assets related to foreign operations. We expect this trend to continue for the foreseeable future.
Results of Operations
The following tables set forth information comparing the components of our results of operations in dollars and as a percentage of total revenue for the periods presented.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue
Subscription	$120,020	$108,680
Professional services and other	1,477	609
Total revenue	121,497	109,289
Cost of revenue(1)
Subscription	27,435	24,473
Professional services and other	556	365
Total cost of revenue	27,991	24,838
Gross profit	93,506	84,451
Operating expenses
Research and development(1)	26,947	23,229
Sales and marketing(1)	48,546	47,452
General and administrative(1)	23,859	24,972
Total operating expenses	99,352	95,653
Loss from operations	(5,846)	(11,202)
Interest expense	(667)	(514)
Interest income	751	895
Other expense, net	(163)	(168)
Loss before income taxes	(5,925)	(10,989)
Income tax expense	411	231
Net loss	$(6,336)	$(11,220)

_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$574	$746
Research and development	5,925	6,206
Sales and marketing	5,010	5,936
General and administrative	6,638	6,907
Total stock-based compensation	$18,147	$19,795

	Three Months Ended March 31,
	2026	2025
	(as a percentage of total revenue)
Revenue
Subscription	99%	99%
Professional services and other	1%	1%
Total revenue	100%	100%
Cost of revenue
Subscription	23%	22%
Professional services and other	—%	—%
Total cost of revenue	23%	23%
Gross profit	77%	77%
Operating expenses
Research and development	22%	21%
Sales and marketing	40%	43%
General and administrative	20%	23%
Total operating expenses	82%	88%
Loss from operations	(5)%	(10)%
Interest expense	(1)%	—%
Interest income	1%	1%
Other expense, net	—%	—%
Loss before income taxes	(5)%	(10)%
Income tax expense	—%	—%
Net loss	(5)%	(10)%
Note: Certain amounts may not sum due to rounding

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Revenue
Subscription	$120,020	$108,680	$11,340	10%
Professional services and other	1,477	609	868	143%
Total revenue	$121,497	$109,289	$12,208	11%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. The number of customers contributing $30,000 or more in ARR grew 12% versus the prior year and the number of customers contributing $50,000 or more in ARR grew 18% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$27,435	$24,473	$2,962	12%
Professional services and other	556	365	191	52%
Total cost of revenue	27,991	24,838	3,153	13%
Gross profit	$93,506	$84,451	$9,055	11%
Gross margin
Total gross margin	77%	77%

The increase in cost of subscription revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the following:

Change
(in thousands)
Data provider fees	$1,875
Hosting fees	641
Personnel costs	703
Amortization of intangible assets	420
Restructuring costs	(416)
Other	(261)
Subscription cost of revenue	$2,962
Fees paid to our data providers increased due to higher costs of third-party data utilized in our platform. Hosting fees increased due to additional costs associated with the expansion of our highest tier customers and increased utilization of computing and storage needs. The increase in personnel costs was partially driven by additional headcount resulting from the NewsWhip acquisition in July 2025. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the NewsWhip acquisition. Refer to Note 11 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. In February 2025, we initiated a restructuring plan with the primary focus on our Sales and Customer Experience teams, which resulted in restructuring costs during the three months ended March 31, 2025.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Research and development	$26,947	$23,229	$3,718	16%
Percentage of total revenue	22%	21%
The increase in research and development expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the following:

Change
(in thousands)
Personnel costs	$3,295
Other	423
Research and development	$3,718
Personnel costs increased primarily as a result of an increase in headcount as we continued to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. Headcount in the research and development organization increased 17% compared to the same period in the prior year.

Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Sales and marketing	$48,546	$47,452	$1,094	2%
Percentage of total revenue	40%	43%
The increase in sales and marketing expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the following:

Change
(in thousands)
Personnel costs	$1,904
Sales commission expense	1,737
Restructuring costs	(2,285)
Other	(262)
Sales and marketing	$1,094
Personnel costs increased primarily as a result of an increase in headcount as we continued to expand our sales teams to grow our customer base. Headcount in the sales and marketing organization increased 9% compared to the same period in the prior year. Sales commission expense increased due to year-over-year sales growth. In February 2025, we initiated a restructuring plan with the primary focus on our Sales and Customer Experience teams, which resulted in restructuring costs during the three months ended March 31, 2025.
General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
General and administrative	$23,859	$24,972	$(1,113)	(4)%
Percentage of total revenue	20%	23%

The decrease in general and administrative expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the following:

Change
(in thousands)
Bad debt expense	$(850)
Change in fair value of contingent consideration	(493)
Amortization of leasehold improvements	(476)
Stock-based compensation expense	(269)
Personnel costs	1,519
Amortization of intangible assets	695
Other	(1,239)
General and administrative	$(1,113)
Changes in fair value of contingent consideration were driven by revised revenue estimates utilized in estimating the NewsWhip earnout liability. Refer to Note 10 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. The decrease in amortization of leasehold improvements was driven by a decrease in leasehold improvements subject to amortization, resulting from the April 2025 early termination of one floor of the Company’s leased office space in Chicago. Personnel costs increased as we continued to invest in our finance, legal and other administrative functions to support the Company’s growth. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the NewsWhip acquisition. The decrease in other was partially driven by lower overhead costs and other expenses due to the April 2025 early partial lease termination.
Interest Income, Net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income (expense), net	$84	$381	$(297)	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The decrease in interest income, net was driven by higher interest expense as a result of a higher balance on the Facility as compared to the same period in 2025.
Other Expense, Net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Other expense, net	$(163)	$(168)	$5	n/m(1)
Percentage of total revenue	—%	—%

_________________
(1)Calculated metric is not meaningful.
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Income tax expense	$411	$231	$180	78%
Percentage of total revenue	—%	—%
The change in income tax expense was driven by an increase in state income tax expense.
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

	Three Months Ended March 31,
	2026	2025
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$93,506	$84,451
Stock-based compensation expense	574	746
Amortization of acquired developed technology	1,125	705
Restructuring charges	—	416
Non-GAAP gross profit	$95,205	$86,318
Non-GAAP Operating Income
We define non-GAAP operating income as GAAP loss from operations, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger and NewsWhip acquisitions, restructuring charges and changes in the fair value of contingent consideration. We believe non-GAAP operating income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, amortization expense, restructuring charges and changes in the fair value of contingent consideration, which are often unrelated to overall operating performance.

	Three Months Ended March 31,
	2026	2025
Reconciliation of Non-GAAP operating income	(dollars in thousands)
Loss from operations	$(5,846)	$(11,202)
Stock-based compensation expense	18,147	19,795
Amortization of acquired intangible assets	2,328	1,213
Restructuring charges	—	2,731
Change in fair value of contingent consideration	(493)	—
Non-GAAP operating income	$14,136	$12,537

Non-GAAP Net Income
We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger and NewsWhip acquisitions, restructuring charges and changes in the fair value of contingent consideration. We believe non-GAAP net income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, amortization expense, restructuring charges and changes in the fair value of contingent consideration, which are often unrelated to overall operating performance.

	Three Months Ended March 31,
	2026	2025
Reconciliation of Non-GAAP net income	(dollars in thousands)
Net loss	$(6,336)	$(11,220)
Stock-based compensation expense	18,147	19,795
Amortization of acquired intangible assets	2,328	1,213
Restructuring charges	—	2,731
Change in fair value of contingent consideration	(493)	—
Non-GAAP net income	$13,646	$12,519
Non-GAAP Net Income per Share
We define non-GAAP net income per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger and NewsWhip acquisitions, restructuring charges and changes in the fair value of contingent consideration. We believe non-GAAP net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, amortization expense, restructuring charges and changes in the fair value of contingent consideration, which are often unrelated to overall operating performance.

	Three Months Ended March 31,
	2026	2025
Reconciliation of Non-GAAP net income per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.11)	$(0.19)
Stock-based compensation expense per share	0.31	0.34
Amortization of acquired intangible assets	0.04	0.02
Restructuring charges	—	0.05
Change in fair value of contingent consideration	(0.01)	—
Non-GAAP net income per share	$0.23	$0.22
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $111.6 million and net accounts receivable of $69.4 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit. However, we have generated positive cash flows from operations for the last five fiscal years, from 2021 to 2025. For the three months ended March 31, 2026 and 2025, we also generated positive cash flows from operations. We expect to continue to incur operating losses for the foreseeable future as we continue to grow the business. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, geopolitical and other factors that are beyond our control. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
On April 4, 2025, we entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage Ratio (each as defined in the Amended Credit Agreement). As of March 31, 2026, we were in compliance with such financial covenants in the Amended Credit Agreement and expect to be in compliance with such financial covenants for the next 12 months.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on our Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from

1.25% to 1.75% based on our Consolidated Senior Net Leverage Ratio. For the three months ended March 31, 2026, the borrowings under the Facility were designated as SOFR Loans. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on our Consolidated Senior Net Leverage Ratio.
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
As of March 31, 2026, we had an outstanding balance of $32.5 million under the Amended Credit Agreement. Refer to Note 5 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$25,216	$18,104
Net cash (used in) provided by investing activities	(1,099)	1,393
Net cash used in financing activities	(7,763)	(5,000)
Net increase in cash, cash equivalents and restricted cash	$16,354	$14,497

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments and hosting costs. We have generated positive cash flows from operating activities for each fiscal year since 2021. For the three months ended March 31, 2026 and 2025, we also generated positive cash flows from operating activities.
Net cash provided by operating activities during the three months ended March 31, 2026 was $25.2 million, which resulted from a net loss of $6.3 million adjusted for non-cash charges of $28.7 million and net cash inflow of $2.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $18.1 million of stock-based compensation expense, $7.0 million for amortization of deferred contract acquisition costs, which were primarily commissions, $3.3 million of depreciation and intangible asset amortization expense, a $0.5 million change in the fair value of contingent consideration and $0.4 million of amortization of right-of-use, or ROU, operating lease assets. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $31.3 million decrease in accounts receivable, primarily offset by an $11.0 million decrease in deferred revenue, a $7.0 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $6.3 million decrease in accounts payable and accrued expenses, a $3.6 million increase in prepaid expenses and other assets and a $0.7 million decrease in operating lease liabilities.
Net cash provided by operating activities during the three months ended March 31, 2025 was $18.1 million, which resulted from a net loss of $11.2 million adjusted for non-cash charges of $29.1 million and net cash inflow of $0.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $19.8 million of stock-based compensation expense, $5.3 million for amortization of deferred contract acquisition costs, which were primarily commissions, $2.5 million of depreciation and intangible asset amortization expense and $0.3 million of amortization of ROU operating lease assets. The net cash inflow from changes in operating assets and liabilities was primarily the result of an $18.1 million decrease in accounts receivable, primarily offset by a $7.6 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $4.8 million decrease in deferred revenue, a $3.2 million increase in prepaid expenses and other assets, a $1.5 million decrease in accounts payable and accrued expenses, and a $0.8 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $1.1 million, which consisted of $1.1 million in purchases of computer equipment and hardware.
Net cash provided by investing activities for the three months ended March 31, 2025 was $1.4 million, which was primarily due to $2.8 million in proceeds from the maturities of marketable securities, partially offset by $1.4 million in purchases of computer equipment and hardware.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was $7.8 million, driven by $7.5 million in repayments of the Facility.
Net cash used in financing activities for the three months ended March 31, 2025 was $5.0 million, reflecting $5.0 million in repayments of the Facility.
Contractual Obligations
As of March 31, 2026, we have $32.5 million outstanding under the Amended Credit Agreement, which matures on April 4, 2030. Refer to Note 5 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
In connection with our acquisition of NewsWhip in July 2025, we are required to make post-closing earnout payments, which are contingent upon NewsWhip’s achievement of financial performance metrics through June 30, 2027. As of March 31, 2026, the total estimated liability associated with the contingent consideration was $8.4 million. Refer to Note 10 and 11 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
As of March 31, 2026, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of March 31, 2026, the total obligation for operating leases was $16.9 million, of which $3.6 million is expected to be paid in the next twelve months. As of March 31, 2026, our purchase commitment for primarily data and services was $96.9 million, of which $70.6 million is expected to be paid in the next twelve months. Refer to Note 3 and 7 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for more information regarding these obligations.
Recent Accounting Pronouncements
Refer to Note 1 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for more information.
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
Our significant accounting policies are discussed in Note 1 in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. There have been no significant changes to these policies during the three months ended March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $111.6 million as of March 31, 2026, the majority of which was invested in money market accounts and money market funds. In recent periods, we have also had marketable securities which were invested in investment-grade corporate bonds. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation, or FDIC, coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of March 31, 2026, we had $32.5 million in secured indebtedness outstanding under the Amended Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. Refer to Note 5 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer, or CEO, who is also serving as our interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2026. Based on such evaluation, our CEO and interim principal financial officer has concluded that as of March 31, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors”) in response to Part 1, Item 1A of the Form 10-K.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also affect the trading price of our stock and increase its volatility and could materially impact our liquidity.

Our board of directors (the “Board”) has approved a share repurchase program to repurchase up to $50 million of our Class A common stock from time to time in the open market, in privately negotiated transactions, through block purchases, through Rule 10b5-1 trading plans, or by any combination of such methods (the “Share Repurchase Program”). Although the Board has authorized the Share Repurchase Program, such authorization does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares.
The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of our Amended Credit Agreement and other considerations. Our Share Repurchase Program is subject to significant market timing and valuation risks that could result in suboptimal capital allocation and adverse impacts on shareholder value. We may repurchase shares at prices that subsequently prove to have been excessive relative to the intrinsic value of our stock, particularly during periods of market volatility or when our stock price is trading at elevated multiples. Market conditions, investor sentiment, and macroeconomic and geopolitical factors beyond our control can cause substantial fluctuations in our stock price, making it difficult to determine optimal timing and pricing for repurchases. Our repurchase decisions are based on management's assessment of various factors, including stock price, market conditions, available cash, and alternative investment opportunities, but these assessments may prove incorrect.
The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The Share Repurchase Program could affect the trading price of our stock and increase its volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, the Share Repurchase Program could materially diminish our cash and cash equivalents and marketable securities and adversely impact our overall liquidity position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
On May 7, 2026, the Company announced that the Board authorized the Share Repurchase Program under which the Company may repurchase up to $50 million of its Class A common stock. The Share Repurchase Program authorizes the Company to repurchase its Class A common stock from time to time in the open market, in privately negotiated transactions, through block purchases, through Rule 10b5-1 trading plans, or by any combination of such methods, all in accordance with applicable securities laws and regulations. The timing and amount of any repurchase will be determined by the Company's management at its discretion. The Share Repurchase Program does not obligate the Company to repurchase any particular amount of Class A common stock, has no set termination date and may be modified, suspended or discontinued at any time at the Board’s discretion.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act), which are intended to satisfy the affirmative defense conditions under 10b5-1(c) under the Exchange Act.
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) have entered into sell-to-cover arrangements adopted pursuant to Rule 10b5-1, authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of restricted stock units and the related issuance of shares. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of the Company’s Class A common stock. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable restricted stock units and the officer’s termination of service.

Item 6. Exhibits
INDEX TO EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Sprout Social’s Current Report on Form 8-K (File No. 001-39156) filed on December 17, 2019).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to Sprout Social’s Current Report on Form 8-K (File No. 001-39156) filed on October 31, 2022).
10.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to the Sprout Social, Inc. 2019 Incentive Award Plan.
31.1	Certifications of Chief Executive Officer and Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Interim Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
May 8, 2026	By:	/s/ Ryan Barretto
Ryan Barretto
Chief Executive Officer and Member of the Board of Directors
(Principal Executive Officer and Interim Principal Financial and Accounting Officer)