Form 10-Q
period 2026-06-30
Sprout Social, Inc.
filed 2026-08-07
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of July 31, 2026, there were 55,022,855 shares and 5,569,357 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “explore,” “future,” “intend,” “long-term model,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these terms and similar expressions intended to identify forward-looking statements, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part II—Item IA. Risk Factors” and “Part I—Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our most recent Annual Report on Form 10-K under Part I—Item 1A. “Risk Factors” and the risks and uncertainties related to the following:

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
•our ability to successfully implement, and realize the benefits of, the workforce reduction plan approved in July 2026;
•our ability to attract and retain qualified employees and key personnel;
•our ability to manage our substantial debt in a way that does not adversely affect our business, and
•the other factors set forth under “Part II—Item IA. Risk Factors” in this Quarterly Report and in our Annual Report filed with the United States Securities and Exchange Commission (“SEC”) on Form 10-K under Part I—Item 1A, “Risk Factors.”

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$119,929	$95,268
Accounts receivable, net of allowances of $2,341 and $2,719 at June 30, 2026 and December 31, 2025, respectively	78,075	100,996
Deferred commissions	28,956	26,995
Prepaid expenses and other assets	15,207	13,945
Total current assets	242,167	237,204
Property and equipment, net	9,982	9,864
Deferred commissions, net of current portion	56,093	57,049
Operating lease, right-of-use assets	8,972	9,810
Goodwill	167,122	167,122
Intangible assets, net	34,917	39,733
Other assets, net	2,962	2,280
Total assets	$522,215	$523,062
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,713	$10,115
Deferred revenue	193,419	205,639
Operating lease liabilities	2,799	2,664
Accrued wages and payroll related benefits	14,182	20,549
Accrued expenses and other	14,967	17,294
Total current liabilities	236,080	256,261
Revolving credit facility	32,500	40,000
Deferred revenue, net of current portion	1,169	752
Operating lease liabilities, net of current portion	10,583	12,055
Other noncurrent liabilities	13,333	10,572
Total liabilities	293,665	319,640

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025

Commitments and contingencies (Note 7)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 57,997,799 and 54,974,573 shares issued and outstanding, respectively, at June 30, 2026; 56,576,444 and 53,607,556 shares issued and outstanding, respectively, at December 31, 2025	5	5
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 5,816,301 and 5,609,357 shares issued and outstanding, respectively, at June 30, 2026; 6,156,301 and 5,949,357 shares issued and outstanding, respectively, at December 31, 2025	1	1
Additional paid-in capital	673,832	638,894
Treasury stock, at cost	(38,153)	(37,768)
Accumulated other comprehensive income	—	—
Accumulated deficit	(407,135)	(397,710)
Total stockholders’ equity	228,550	203,422
Total liabilities and stockholders’ equity	$522,215	$523,062
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Subscription	$121,877	$111,110	$241,897	$219,790
Professional services and other	1,970	668	3,447	1,277
Total revenue	123,847	111,778	245,344	221,067
Cost of revenue
Subscription	27,159	24,551	54,594	49,024
Professional services and other	600	383	1,156	748
Total cost of revenue	27,759	24,934	55,750	49,772
Gross profit	96,088	86,844	189,594	171,295
Operating expenses
Research and development	26,643	24,587	53,590	47,816
Sales and marketing	47,416	48,152	95,962	95,604
General and administrative	24,698	26,420	48,557	51,392
Total operating expenses	98,757	99,159	198,109	194,812
Loss from operations	(2,669)	(12,315)	(8,515)	(23,517)
Interest expense	(618)	(409)	(1,285)	(923)
Interest income	843	946	1,594	1,841
Other expense, net	(291)	356	(454)	188
Loss before income taxes	(2,735)	(11,422)	(8,660)	(22,411)
Income tax expense	354	563	765	794
Net loss	$(3,089)	$(11,985)	$(9,425)	$(23,205)
Net loss per share attributable to common shareholders, basic and diluted	$(0.05)	$(0.21)	$(0.16)	$(0.40)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	60,242,258	58,360,966	59,990,662	58,127,231
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(3,089)	$(11,985)	$(9,425)	$(23,205)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax	—	(1)	—	(3)
Comprehensive loss	$(3,089)	$(11,986)	$(9,425)	$(23,208)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2026	60,082,739	$6	$657,261	3,214,658	$(38,031)	$—	$(404,046)	$215,190
Stock-based compensation			15,984					15,984
Issuance of common stock from equity award settlement	409,838	—						—
Taxes paid related to net share settlement of equity awards				15,512	(122)			(122)
Issuance of common stock in connection with employee stock purchase plan	91,353	—	587					587
Net loss							(3,089)	(3,089)
Balances at June 30, 2026	60,583,930	$6	$673,832	3,230,170	$(38,153)	$—	$(407,135)	$228,550

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at March 31, 2025	58,175,307	$5	$578,328	3,148,888	$(37,422)	$1	$(365,603)	$175,309
Stock-based compensation			20,292					20,292
Issuance of common stock from equity award settlement	586,481	—						—
Issuance of common stock in connection with employee stock purchase plan	53,105	—	944					944
Other comprehensive loss, net of tax						(1)		(1)
Net loss							(11,985)	(11,985)
Balances at June 30, 2025	58,814,893	$5	$599,564	3,148,888	$(37,422)	$—	$(377,588)	$184,559

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2025	59,556,913	$6	$638,894	3,175,832	$(37,768)	$—	$(397,710)	$203,422
Stock-based compensation			34,351					34,351
Issuance of common stock from equity award settlement	935,664	—						—
Taxes paid related to net share settlement of equity awards				54,338	(385)			(385)
Issuance of common stock in connection with employee stock purchase plan	91,353	—	587					587
Net loss							(9,425)	(9,425)
Balances at June 30, 2026	60,583,930	$6	$673,832	3,230,170	$(38,153)	$—	$(407,135)	$228,550

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2024	57,758,378	$5	$558,391	3,148,888	$(37,422)	$3	$(354,383)	$166,594
Stock-based compensation			40,229					40,229
Issuance of common stock from equity award settlement	1,003,410	—						—
Issuance of common stock in connection with employee stock purchase plan	53,105	—	944					944
Other comprehensive loss, net of tax						(3)		(3)
Net loss							(23,205)	(23,205)
Balances at June 30, 2025	58,814,893	$5	$599,564	3,148,888	$(37,422)	$—	$(377,588)	$184,559

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(9,425)	$(23,205)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	1,839	1,989
Amortization of line of credit issuance costs	119	110
Accretion of discount on marketable securities	—	(7)
Amortization of acquired intangible assets	4,816	2,586
Amortization of deferred commissions	14,374	10,919
Amortization of right-of-use operating lease asset	838	722
Stock-based compensation expense	34,011	39,961
Provision for accounts receivable allowances	1,080	2,245
Loss on lease termination	—	1,175
Change in fair value of contingent consideration	(848)	—
Other, net	(431)	—
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	21,841	14,524
Prepaid expenses and other current assets	(2,224)	201
Deferred commissions	(15,380)	(15,095)
Accounts payable and accrued expenses	(3,787)	(3,221)
Deferred revenue	(11,803)	(7,578)
Lease liabilities	(1,336)	(2,132)
Net cash provided by operating activities	33,684	23,194
Cash flows from investing activities
Expenditures for property and equipment	(1,720)	(2,265)
Proceeds from maturity of marketable securities	—	3,750
Net cash (used in) provided by investing activities	(1,720)	1,485
Cash flows from financing activities
Repayments of line of credit	(7,500)	(10,000)
Payments for line of credit issuance costs	—	(486)
Proceeds from employee stock purchase plan	587	944
Employee taxes paid related to the net share settlement of stock-based awards	(385)	—
Net cash used in financing activities	(7,298)	(9,542)
Net increase in cash, cash equivalents and restricted cash	24,666	15,137
Cash, cash equivalents and restricted cash
Beginning of period	97,203	90,418
End of period	$121,869	$105,555
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$119,929	$101,532
Restricted cash, included in prepaid expenses and other assets	1,940	4,023
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$121,869	$105,555

Supplemental disclosure of noncash investing and financing activities
Stock-based compensation expense capitalized in internal-use software	$340	$268
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
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The Company has prepared the unaudited condensed consolidated financial statements on a basis consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2025, and these unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the results of the interim periods presented but are not necessarily indicative of the results of operations to be anticipated for the full year or any future period. The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures including certain disclosures required by GAAP on an annual basis. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of August 7, 2026, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. There have been no significant changes to these policies during the six months ended June 30, 2026.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended June 30, 2026 and 2025 that was included in deferred revenue at the beginning of each period was $90.5 million and $79.9 million, respectively. The amount of revenue recognized during the six months ended June 30, 2026 and 2025 that was included in deferred revenue at the beginning of each period was $147.9 million and $128.3 million, respectively.
As of June 30, 2026, including amounts already invoiced and amounts contracted but not yet invoiced, $400.8 million of revenue is expected to be recognized from remaining performance obligations, of which 71% is expected to be recognized in the next 12 months, and the substantial majority of the remainder in the next 13 to 36 months.
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
The following table provides a summary of operating lease assets and liabilities as of June 30, 2026 (in thousands):

Assets
Operating lease right-of-use assets	$8,972
Liabilities
Operating lease liabilities	2,799
Operating lease liabilities, non-current	10,583
Total operating lease liabilities	$13,382
The following table provides information about leases in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating lease expense	$697	$652	$1,357	$1,327
Variable lease expense	467	472	934	1,302

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Within the unaudited condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the six months ended June 30, 2026 and 2025 were $2.7 million and $3.4 million, respectively. As of June 30, 2026, the weighted-average remaining lease term is 5.4 years and the weighted-average discount rate is 7.0%.
Remaining maturities of operating lease liabilities as of June 30, 2026 are as follows (in thousands):

Years ending December 31,
2026	$1,800
2027	3,345
2028	2,699
2029	2,748
2030	2,508
Thereafter	2,926
Total future minimum lease payments	$16,026
Less: imputed interest	(2,644)
Total operating lease liabilities	$13,382

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
The Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the six months ended June 30, 2026, the Company recognized an immaterial provision related to state and foreign income taxes.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

and MUFG Bank, LTD. as administrative agent and collateral agent. The Credit Agreement provides for a $100 million senior secured revolving credit facility (the “Facility”). Borrowings under the Facility may be used to finance acquisitions and other investments permitted under the terms of the Credit Agreement, to pay related fees and expenses and for general corporate purposes.
On April 4, 2025, the Company entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage Ratio (each as defined in the Amended Credit Agreement). As of June 30, 2026, the Company was in compliance with such financial covenants in the Amended Credit Agreement.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. For the six months ended June 30, 2026, the borrowings under the Facility were designated as SOFR Loans and the weighted average interest rate in effect for the outstanding balance was approximately 6.06%. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s Consolidated Senior Net Leverage Ratio.
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
As of June 30, 2026, the Company had an outstanding balance of $32.5 million under the Amended Credit Agreement.
Debt issuance costs associated with the Facility were recorded to Other assets, net within the unaudited condensed consolidated balance sheets and are being amortized as interest expense on a straight-line basis over the term of the Facility.
6.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$555	$684	$1,129	$1,430
Research and development	5,374	6,405	11,299	12,611
Sales and marketing	4,514	6,089	9,524	12,025
General and administrative	5,421	6,988	12,059	13,895
Total stock-based compensation	$15,864	$20,166	$34,011	$39,961

7.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of June 30, 2026 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2026	$43,793
2027	17,660
2028	13,352
2029	—
2030	—
Thereafter	—
Total contractual obligations	$74,805
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of June 30, 2026 and December 31, 2025, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 26% for each of the six months ended June 30, 2026 and 2025. Revenue by geographical region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$98,649	$89,428	$195,513	$176,672
EMEA	19,297	16,947	38,188	33,618
Asia Pacific	5,901	5,403	11,643	10,777
Total	$123,847	$111,778	$245,344	$221,067
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to common shareholders	$(3,089)	$(11,985)	$(9,425)	$(23,205)
Weighted average common shares outstanding	60,242,258	58,360,966	59,990,662	58,127,231
Net loss per share, basic and diluted	$(0.05)	$(0.21)	$(0.16)	$(0.40)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	June 30,
	2026	2025
RSUs outstanding	9,078,243	4,977,018
Total potentially dilutive shares	9,078,243	4,977,018

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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$8,025	$8,025
Total liabilities	$—	$—	$8,025	$8,025

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$8,873	$8,873
Total liabilities	$—	$—	$8,873	$8,873
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented. As of June 30, 2026 and December 31, 2025, the Company had no Level 1 or Level 2 financial instruments.
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
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Balance as of December 31, 2025	$8,873
Change in fair value	(848)
Balance as of June 30, 2026	$8,025
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
Consideration for the acquisition of NewsWhip consisted of an upfront cash payment of $52.3 million, subject to adjustment for cash, indebtedness and working capital, deferred consideration of $3.2 million and up to $10.0 million of an earnout, which is contingent upon NewsWhip’s achievement of financial performance metrics through June 30, 2027. The earnout is payable in cash in two installments. The earnout is considered contingent consideration and is accounted for as a liability initially measured at fair value. As of June 30, 2026, the fair value of the contingent consideration was $8.0 million, which was determined using a scenario-based approach based on unobservable inputs, including management estimates and assumptions about future revenues and a discount rate. See Note 10 for additional information regarding the fair value determination of the contingent consideration. The deferred consideration includes $1.9 million of certain research and development tax credits that were generated by NewsWhip prior to the acquisition date, additional deferred consideration of $0.8 million and a $0.5 million holdback. The holdback and additional deferred consideration were paid during the fourth quarter of 2025.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The allocation of fair value of purchase consideration was finalized in the second quarter of 2026.
The following table summarizes the allocation of purchase price to the estimated fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

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
12. Subsequent Events
Workforce Reduction Plan
On July 8, 2026, the board of directors of the Company approved a workforce reduction plan (the "Plan") designed to streamline the Company's organizational structure and align its cost base with its strategic priorities, including its ongoing investments in AI-powered social intelligence. As part of the Plan, the Company will reduce its workforce by approximately 20%, or approximately 260 employees. On July 15, 2026, the Company began notifying affected employees.
During the three months ended June 30, 2026, the Company incurred $0.8 million of restructuring and related expenses, consisting primarily of costs incurred in anticipation of the Plan. The Company estimates that it will incur total pre-tax restructuring charges of approximately $18.0 million to $20.0 million in connection with the Plan, consisting primarily of cash expenditures related to employee severance payments and benefits. The Company expects to recognize substantially all of these charges in the third quarter of 2026. The Company expects to substantially complete the Plan by the end of the third quarter of 2026, subject to local law and consultation requirements.
The charges that the Company expects to incur in connection with the Plan are estimates and are subject to a number of assumptions. Actual results may differ materially from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Plan.

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
Overview
Sprout Social is a centralized software platform that enables organizations to manage, analyze and act on their presence across social media and related digital channels. Customers use Sprout Social as a system of record for social media and to help realize business value from that channel. Currently, tens of thousands of customers across more than 100 countries rely on our platform.
Introduced in 2011, our cloud software brings together social messaging, data and workflows in a unified system of record, intelligence and action, and processes more than two billion social interactions per day. In 2026, we introduced Trellis, our proprietary artificial intelligence (“AI”) agent, which is designed to analyze social media data and generate insights for customers. Operating across major networks, including X (formerly known as Twitter), Facebook, Instagram, TikTok, Snapchat, Pinterest, LinkedIn, Google, Reddit, Glassdoor and YouTube, and commerce platforms Facebook Shops, Shopify and WooCommerce, we provide organizations with a centralized platform to manage their social media efforts across stakeholders and business functions. Virtually every aspect of business has been impacted by social media, from marketing, sales, commerce and public relations to customer service, product and strategy, creating a need for an entirely new category of software. We offer our customers a centralized, secure platform to manage this broad, complex channel effectively across their organization.
We generate revenue primarily from subscriptions to our social media management platform under a software-as-a-service model. Our subscriptions can range from monthly to one-year or multi-year arrangements and are generally non-cancellable during the contractual subscription term. Subscription revenue is recognized ratably over the contract terms beginning on the date the product is made available to customers, which typically begins on the commencement date of each contract. We also generate revenue from professional services related to our platform provided to certain customers, which is generally recognized at the time these services are provided to the customer. This revenue has historically represented approximately 1% of our revenue and is expected to be immaterial for the foreseeable future.
Our tiered subscription-based model allows our customers to choose among four core plans to meet their needs. Each plan is licensed on a per user per month basis at prices dependent on the level of features offered. Additional product modules, which offer increased functionality depending on a customer’s needs, can be purchased by the customer on a per user per month basis.
We generated revenue of $123.8 million and $111.8 million during the three months ended June 30, 2026 and 2025, respectively, representing growth of 11%. We generated revenue of $245.3 million and $221.1 million during the six months ended June 30, 2026 and 2025, respectively, representing growth of 11%. In the six months ended June 30, 2026, software subscriptions contributed 99% of our revenue.
We generated net losses of $3.1 million and $12.0 million during the three months ended June 30, 2026 and 2025, respectively, which included stock-based compensation expense of $15.9 million and $20.2 million, respectively. We generated net losses of $9.4 million and $23.2 million during the six months ended June 30, 2026 and 2025, respectively, which included stock-based compensation expense of $34.0 million and $40.0 million, respectively.
Recent Developments
Workforce Reduction Plan
On July 8, 2026, our board of directors approved a workforce reduction plan (the "Plan") designed to streamline our organizational structure and align our cost base with our strategic priorities, including our ongoing investments in AI-powered social intelligence. As part of the Plan, we will reduce our workforce by approximately 20%, or approximately 260 employees.
During the three months ended June 30, 2026, we incurred $0.8 million of restructuring and related expenses, consisting primarily of costs incurred in anticipation of the Plan. We estimate that we will incur total pre-tax restructuring charges of approximately $18.0 million to $20.0 million in connection with the Plan, consisting primarily of cash expenditures related to employee severance payments and benefits. We expect to recognize substantially all of these charges in the third quarter of 2026, and expect to substantially complete the Plan by the end of the third quarter of 2026, subject to local law and consultation requirements.
The charges that we expect to incur in connection with the Plan are estimates and are subject to a number of assumptions. Actual results may differ materially from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Plan.
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
The purchase price allocation as of the date of acquisition was finalized in the second quarter of 2026. We have included the financial results of NewsWhip in our unaudited condensed consolidated financial statements from the date of acquisition. The impact of NewsWhip’s financial results following the date of acquisition were not significant to our consolidated financial statements.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. Our growth strategy includes an increased focus on the larger enterprise market. For the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, while our total number of customers decreased, our number of customers contributing $30,000 or more in annualized recurring revenue (“ARR”) and $50,000 or more in ARR increased. In addition, as we continue to focus on expanding our enterprise customer base, we have experienced and expect to continue to experience longer and more expansive average sale cycles and increased pricing pressure, which may be exacerbated by the macroeconomic and geopolitical factors described above. We expect these trends to continue as we remain focused on our most sophisticated prospects and customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the six months ended June 30, 2026 was approximately 26% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, Australia, the Philippines and Poland to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We will continue supporting our international operations and will evaluate opportunities to invest in local sales, customer support and customer success resources in select markets as appropriate.

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

	As of June 30,
	2026	2025
Number of customers contributing $30,000 or more in ARR	3,926	3,538
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

	As of June 30,
	2026	2025
Number of customers contributing $50,000 or more in ARR	2,127	1,826

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

Professional Services
We sell professional services consisting of, but not limited to, implementation fees, specialized training, one-time reporting services and recurring periodic reporting services. Professional services revenue is generally recognized at the time these services are provided to the customer. This revenue has historically represented approximately 1% of our revenue and is expected to be immaterial for the foreseeable future.
Cost of Revenue
Subscription
Cost of revenue primarily consists of expenses related to hosting our platform and providing support to our customers. These expenses comprise fees paid to data providers, hosted data center costs and personnel costs directly associated with cloud infrastructure, customer success and customer support, including salaries, benefits, bonuses and allocated overhead. These costs also include depreciation expense and amortization expense related to acquired developed technologies that directly benefit sales. Overhead associated with facilities and information technology is allocated to cost of revenue and operating expenses based on headcount. Although we expect our cost of revenue to increase in absolute dollars as our business and revenue grows, we expect it to remain stable as a percentage of our revenue over time.
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
Operating Expenses
Research and Development
Research and development expenses primarily consist of personnel costs, including salaries, benefits and allocated overhead. Research and development expenses also include depreciation expense and other expenses associated with product development. We expect to continue investing in research and development as we focus on developing new features and enhancements to our plan offerings. Due to the recent reduction in our workforce, we expect the dollar amount of our research and development costs to remain relatively flat or decrease in the near term, excluding one-time items. We expect our research and development expenses to decrease as a percentage of revenue over time. Refer to Note 12 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion of the Plan.
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

Sales commissions are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be five years. Due to the recent reduction in our workforce, we expect the dollar amount of our sales and marketing costs to decrease in the near term, excluding one-time items. We expect that our sales and marketing expenses will decrease as a percentage of total revenue over time as we continue to scale our business and drive operating efficiencies.
General and Administrative
General and administrative expenses primarily consist of personnel expenses associated with our finance, legal, human resources and other administrative employees. Our general and administrative expenses also include professional fees for external legal, accounting and other consulting services, amortization of intangible assets, depreciation and amortization expense, as well as allocated overhead. We expect the dollar amount of our general and administrative expenses to remain relatively flat in the near term, and to decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue
Subscription	$121,877	$111,110	$241,897	$219,790
Professional services and other	1,970	668	3,447	1,277
Total revenue	123,847	111,778	245,344	221,067
Cost of revenue(1)
Subscription	27,159	24,551	54,594	49,024
Professional services and other	600	383	1,156	748
Total cost of revenue	27,759	24,934	55,750	49,772
Gross profit	96,088	86,844	189,594	171,295
Operating expenses
Research and development(1)	26,643	24,587	53,590	47,816
Sales and marketing(1)	47,416	48,152	95,962	95,604
General and administrative(1)	24,698	26,420	48,557	51,392
Total operating expenses	98,757	99,159	198,109	194,812
Loss from operations	(2,669)	(12,315)	(8,515)	(23,517)
Interest expense	(618)	(409)	(1,285)	(923)
Interest income	843	946	1,594	1,841
Other expense, net	(291)	356	(454)	188
Loss before income taxes	(2,735)	(11,422)	(8,660)	(22,411)
Income tax expense	354	563	765	794
Net loss	$(3,089)	$(11,985)	$(9,425)	$(23,205)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$555	$684	$1,129	$1,430
Research and development	5,374	6,405	$11,299	$12,611
Sales and marketing	4,514	6,089	$9,524	$12,025
General and administrative	5,421	6,988	$12,059	$13,895
Total stock-based compensation	$15,864	$20,166	$34,011	$39,961

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as a percentage of total revenue)
Revenue
Subscription	98%	99%	99%	99%
Professional services and other	2%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	22%	22%	22%	22%
Professional services and other	—%	—%	—%	—%
Total cost of revenue	22%	22%	23%	23%
Gross profit	78%	78%	77%	77%
Operating expenses
Research and development	22%	22%	22%	22%
Sales and marketing	38%	43%	39%	43%
General and administrative	20%	24%	20%	23%
Total operating expenses	80%	89%	81%	88%
Loss from operations	(2)%	(11)%	(3)%	(11)%
Interest expense	—%	—%	(1)%	—%
Interest income	1%	1%	1%	1%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(2)%	(10)%	(4)%	(10)%
Income tax expense	—%	1%	—%	—%
Net loss	(2)%	(11)%	(4)%	(10)%
Note: Certain amounts may not sum due to rounding

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Revenue
Subscription	$121,877	$111,110	$10,767	10%
Professional services and other	1,970	668	1,302	195%
Total revenue	$123,847	$111,778	$12,069	11%
Percentage of Total Revenue
Subscription	98%	99%
Professional services and other	2%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. The number of customers contributing $30,000 or more in ARR grew 11% versus the prior year and the number of customers contributing $50,000 or more in ARR grew 16% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$27,159	$24,551	$2,608	11%
Professional services and other	600	383	217	57%
Total cost of revenue	27,759	24,934	2,825	11%
Gross profit	$96,088	$86,844	$9,244	11%
Gross margin
Total gross margin	78%	78%
The increase in cost of subscription revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to the following:

Change
(in thousands)
Data provider fees	$1,870
Hosting fees	606
Amortization of intangible assets	420
Other	(288)
Subscription cost of revenue	$2,608

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
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Research and development	$26,643	$24,587	$2,056	8%
Percentage of total revenue	22%	22%
The increase in research and development expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to the following:

Change
(in thousands)
Personnel costs	$2,610
Stock-based compensation expense	(1,031)
Other	477
Research and development	$2,056
Personnel costs increased primarily as a result of an increase in headcount as we continued to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. Headcount in the research and development organization increased 18% compared to the same period in the prior year. The decrease in stock-based compensation expense was driven by equity award forfeitures and lower grant values.
Sales and Marketing

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Sales and marketing	$47,416	$48,152	$(736)	(2)%
Percentage of total revenue	38%	43%

The decrease in sales and marketing expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$(1,575)
Sales commission expense	1,718
Other	(879)
Sales and marketing	$(736)
The decrease in stock-based compensation expense was driven by equity award forfeitures and lower grant values. Sales commission expense increased due to year-over-year sales growth. The decrease in other was primarily driven by various marketing initiatives.
General and Administrative

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
General and administrative	$24,698	$26,420	$(1,722)	(7)%
Percentage of total revenue	20%	24%
The decrease in general and administrative expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$(1,567)
Loss on lease termination	(1,175)
Change in fair value of contingent consideration	(355)
Restructuring and related costs	816
Amortization of intangible assets	695
Other	(136)
General and administrative	$(1,722)
The decrease in stock-based compensation expense was driven by equity award forfeitures and lower grant values. The loss on lease termination was incurred in April 2025 following an amendment to our Chicago office lease agreement, which resulted in the early termination of one floor of the leased space. Changes in fair value of contingent consideration were driven by revised revenue estimates utilized in estimating the NewsWhip earnout liability. Refer to Note 10 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. Restructuring and related costs consist of preliminary expenses incurred in anticipation of the Plan. Refer to Note 12 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the NewsWhip acquisition.

Interest Income, Net

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income (expense), net	$225	$537	$(312)	(58)%
Percentage of total revenue	—%	—%
The decrease in interest income, net was driven by higher interest expense as a result of a higher balance on the Facility as compared to the same period in 2025, and lower interest income attributable to maturity of the remaining marketable securities in the second quarter of 2025.
Other Expense, Net

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Other expense, net	$(291)	$356	$(647)	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Income tax expense	$354	$563	$(209)	(37)%
Percentage of total revenue	—%	1%
The change in income tax expense was partly driven by a tax benefit related to deferred tax liabilities associated with the NewsWhip acquisition, partially offset by an increase in state income tax expense.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Revenue
Subscription	$241,897	$219,790	$22,107	10%
Professional services and other	3,447	1,277	2,170	170%
Total revenue	$245,344	$221,067	$24,277	11%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. The number of customers contributing $30,000 or more in ARR grew 11% versus the prior year and the number of customers contributing $50,000 or more in ARR grew 16% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$54,594	$49,024	$5,570	11%
Professional services and other	1,156	748	408	55%
Total cost of revenue	55,750	49,772	5,978	12%
Gross profit	$189,594	$171,295	$18,299	11%
Gross margin
Total gross margin	77%	77%

The increase in cost of subscription revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the following:

Change
(in thousands)
Data provider fees	$3,745
Hosting fees	1,247
Amortization of intangible assets	840
Personnel costs	731
Restructuring and related costs	(416)
Other	(577)
Subscription cost of revenue	$5,570
Fees paid to our data providers increased due to higher costs of third-party data utilized in our platform. Hosting fees increased due to additional costs associated with the expansion of our highest tier customers and increased utilization of computing and storage needs. The increase in personnel costs was partially driven by additional headcount resulting from the NewsWhip acquisition in July 2025. The increase in the amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the NewsWhip acquisition. Refer to Note 11 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. In February 2025, we initiated a restructuring plan with the primary focus on our Sales and Customer Experience teams, which resulted in restructuring costs during the six months ended June 30, 2025.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Research and development	$53,590	$47,816	$5,774	12%
Percentage of total revenue	22%	22%
The increase in research and development expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the following:

Change
(in thousands)
Personnel costs	$5,905
Stock-based compensation expense	(1,312)
Other	1,181
Research and development	$5,774
Personnel costs increased primarily as a result of an increase in headcount as we continued to grow our research and development teams to drive our technology innovation through the development and maintenance of our platform. Headcount in the research and development organization increased 18% compared to the same period in the prior year. The decrease in stock-based compensation expense was driven by equity award forfeitures and lower grant values.

Sales and Marketing

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Sales and marketing	$95,962	$95,604	$358	—%
Percentage of total revenue	39%	43%
The increase in sales and marketing expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the following:

Change
(in thousands)
Sales commission expense	$3,455
Personnel costs	2,149
Stock-based compensation expense	(2,501)
Restructuring and related costs	(2,285)
Other	(460)
Sales and marketing	$358
Sales commission expense increased due to year-over-year sales growth. Personnel costs increased primarily as a result of an increase in headcount as we continued to expand our sales teams to grow our customer base. The decrease in stock-based compensation expense was driven by equity award forfeitures and lower grant values. In February 2025, we initiated a restructuring plan with the primary focus on our Sales and Customer Experience teams, which resulted in restructuring costs during the six months ended June 30, 2025. The decrease in other was primarily driven by various marketing initiatives.
General and Administrative

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
General and administrative	$48,557	$51,392	$(2,835)	(6)%
Percentage of total revenue	20%	23%

The decrease in general and administrative expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$(1,836)
Loss on lease termination	(1,175)
Bad debt expense	(1,165)
Change in fair value of contingent consideration	(848)
Personnel costs	2,147
Amortization of intangible assets	1,391
Restructuring and related costs	816
Other	(2,165)
General and administrative	$(2,835)
The decrease in stock-based compensation expense was driven by equity award forfeitures and lower grant values. The loss on lease termination was incurred in April 2025 following an amendment to our Chicago office lease agreement, which resulted in the early termination of one floor of the leased space. Changes in fair value of contingent consideration were driven by revised revenue estimates utilized in estimating the NewsWhip earnout liability. Refer to Note 10 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. Personnel costs increased as we continued to invest in our finance, legal and other administrative functions to support the Company’s growth. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the NewsWhip acquisition. Restructuring and related costs consist of preliminary expenses incurred in anticipation of the Plan. Refer to Note 12 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. The decrease in other was partially driven by lower overhead costs and other expenses due to the April 2025 early partial lease termination.

Interest Income, Net

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income (expense), net	$309	$918	$(609)	(66)%
Percentage of total revenue	—%	—%
The decrease in interest income, net was driven by higher interest expense as a result of a higher balance on the Facility as compared to the same period in 2025, and lower interest income attributable to maturity of the remaining marketable securities in the second quarter of 2025.
Other Expense, Net

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Other expense, net	$(454)	$188	$(642)	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The change in other expense, net was primarily driven by foreign exchange transaction losses.
Income Tax Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Income tax expense	$765	$794	$(29)	(4)%
Percentage of total revenue	—%	—%
Income tax expense for the periods presented was primarily driven by foreign income tax expense.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the below non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance by excluding certain items that may not be indicative of our business, operating results or future outlook.
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
Non-GAAP Gross Profit
We define non-GAAP gross profit as GAAP gross profit, excluding stock-based compensation expense, amortization expense associated with the acquired developed technology from the Tagger Media, Inc. (“Tagger”) and NewsWhip acquisitions, and restructuring and related charges. We believe non-GAAP gross profit provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, amortization expense and restructuring and related charges, which are often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$96,088	$86,844	$189,594	$171,295
Stock-based compensation expense	555	684	1,129	1,430
Amortization of acquired developed technology	1,125	705	2,250	1,410
Restructuring and related charges	—	—	—	416
Non-GAAP gross profit	$97,768	$88,233	$192,973	$174,551
Non-GAAP Operating Income
We define non-GAAP operating income as GAAP loss from operations, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger and NewsWhip acquisitions, restructuring and related charges, non-cash losses from lease terminations, acquisition-related expenses and changes in the fair value of contingent consideration. We believe non-GAAP operating income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as it eliminates the effect of stock-based compensation, amortization expense, restructuring and related charges, non-cash losses from lease terminations, acquisition-related expenses and changes in the fair value of contingent consideration, which are often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Non-GAAP operating income	(dollars in thousands)
Loss from operations	$(2,669)	$(12,315)	$(8,515)	$(23,517)
Stock-based compensation expense	15,864	20,166	34,011	39,961
Amortization of acquired intangible assets	2,328	1,213	4,656	2,426
Restructuring and related charges	816	—	816	2,731
Loss on lease termination	—	1,175	—	1,175
Acquisition-related expenses	—	90	—	90
Change in fair value of contingent consideration	(355)	—	(848)	—
Non-GAAP operating income	$15,984	$10,329	$30,120	$22,866

Non-GAAP Net Income
We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger and NewsWhip acquisitions, restructuring and related charges, non-cash losses from lease terminations, acquisition-related expenses and changes in the fair value of contingent consideration. We believe non-GAAP net income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, amortization expense, restructuring and related charges, non-cash losses from lease terminations, acquisition-related expenses and changes in the fair value of contingent consideration, which are often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Non-GAAP net income	(dollars in thousands)
Net loss	$(3,089)	$(11,985)	$(9,425)	$(23,205)
Stock-based compensation expense	15,864	20,166	34,011	39,961
Amortization of acquired intangible assets	2,328	1,213	4,656	2,426
Restructuring and related charges	816	—	816	2,731
Loss on lease termination	—	1,175	—	1,175
Acquisition-related expenses	—	90	—	90
Change in fair value of contingent consideration	(355)	—	(848)	—
Non-GAAP net income	$15,564	$10,659	$29,210	$23,178
Non-GAAP Net Income per Share
We define non-GAAP net income per share as GAAP net loss per share attributable to common shareholders, basic and diluted, excluding stock-based compensation expense, amortization expense associated with the acquired intangible assets from the Tagger and NewsWhip acquisitions, restructuring and related charges, non-cash losses from lease terminations, acquisition-related expenses and changes in the fair value of contingent consideration. We believe non-GAAP net income per share provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this non-GAAP financial measure eliminates the effect of stock-based compensation, amortization expense, restructuring and related charges, non-cash losses from lease terminations, acquisition-related expenses and changes in the fair value of contingent consideration, which are often unrelated to overall operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Non-GAAP net income per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.05)	$(0.21)	$(0.16)	$(0.40)
Stock-based compensation expense per share	0.27	0.35	0.57	0.69
Amortization of acquired intangible assets	0.04	0.02	0.08	0.04
Restructuring and related charges	0.01	—	0.01	0.05
Loss on lease termination	—	0.02	—	0.02
Acquisition-related expenses	—	—	—	—
Change in fair value of contingent consideration	(0.01)	—	(0.01)	—
Non-GAAP net income per share	$0.26	$0.18	$0.49	$0.40
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $119.9 million and net accounts receivable of $78.1 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit. However, we have generated positive cash flows from operations for the last five fiscal years, from 2021 to 2025. For the six months ended June 30, 2026 and 2025, we also generated positive cash flows from operations. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, geopolitical and other factors that are beyond our control. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
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
We believe our existing cash and cash equivalents will be sufficient to meet our operating and capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash and investment balances and potential future equity or debt transactions. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the impact of macroeconomic and geopolitical conditions on our customers and our operations, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, the continuing market acceptance of our product, and the successful implementation of cost reduction measures (such as the Plan). We have in the past, and may in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations and financial condition could be adversely affected.
While we expect that the Plan and the majority of the related cash expenditures will be substantially complete by the end of the third quarter of 2026, we may incur additional costs not currently contemplated due to events that may occur, or that are associated with, the Plan. Additionally, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs.

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
On April 4, 2025, we entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage Ratio (each as defined in the Amended Credit Agreement). As of June 30, 2026, we were in compliance with such financial covenants in the Amended Credit Agreement and expect to be in compliance with such financial covenants for the next 12 months.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on our Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on our Consolidated Senior Net Leverage Ratio. For the six months ended June 30, 2026, the borrowings under the Facility were designated as SOFR Loans. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on our Consolidated Senior Net Leverage Ratio.
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
As of June 30, 2026, we had an outstanding balance of $32.5 million under the Amended Credit Agreement. Refer to Note 5 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
Share Repurchase Program
On May 7, 2026, we announced that our board of directors authorized a share repurchase program (the “Share Repurchase Program”) under which we may repurchase up to $50 million of our Class A common stock. The Share Repurchase Program authorizes us to repurchase our Class A common stock from time to time in the open market, in privately negotiated transactions, through block purchases, through Rule 10b5-1 trading plans, or by any combination of such methods, all in accordance with applicable securities laws and regulations. The timing and amount of any repurchase will be determined by our management at our discretion and will depend on a variety of factors, including but not limited to the market price of our Class A common stock, general business and market conditions, alternative investment opportunities and funding considerations. The Share Repurchase Program does not obligate us to repurchase any particular amount of Class A common stock, has no set termination date and may be modified, suspended or discontinued at any time at the discretion of our board of directors.

As of June 30, 2026, no shares have been repurchased under the share repurchase program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$33,684	$23,194
Net cash (used in) provided by investing activities	(1,720)	1,485
Net cash used in financing activities	(7,298)	(9,542)
Net increase in cash, cash equivalents and restricted cash	$24,666	$15,137

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments, fees paid to data providers and hosting costs. We have generated positive cash flows from operating activities for each fiscal year since 2021. For the six months ended June 30, 2026 and 2025, we also generated positive cash flows from operating activities.
Net cash provided by operating activities during the six months ended June 30, 2026 was $33.7 million, which resulted from a net loss of $9.4 million adjusted for non-cash charges of $55.8 million and net cash outflow of $12.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $34.0 million of stock-based compensation expense, $14.4 million for amortization of deferred contract acquisition costs, which were primarily commissions, $6.7 million of depreciation and intangible asset amortization expense, a $0.8 million change in the fair value of contingent consideration and $0.8 million of amortization of right-of-use (“ROU”) operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $15.4 million increase in deferred commissions due to the addition of new customers and expansion of the business, an $11.8 million decrease in deferred revenue, a $3.8 million decrease in accounts payable and accrued expenses, a $2.2 million increase in prepaid expenses and other assets, and a $1.3 million decrease in operating lease liabilities. These outflows were primarily offset by a $21.8 million decrease in accounts receivable.
Net cash provided by operating activities during the six months ended June 30, 2025 was $23.2 million, which resulted from a net loss of $23.2 million adjusted for non-cash charges of $59.7 million and net cash outflow of $13.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $40.0 million of stock-based compensation expense, $10.9 million for amortization of deferred contract acquisition costs, which were primarily commissions, $4.6 million of depreciation and intangible asset amortization expense, a $1.2 million loss on lease termination and $0.7 million of amortization of ROU operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $15.1 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $7.6 million decrease in deferred revenue, a $3.2 million decrease in accounts payable and accrued expenses and a $2.1 million decrease in operating lease liabilities. These outflows were primarily offset by a $14.5 million decrease in accounts receivable and a $0.2 million decrease in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $1.7 million, which consisted of $1.7 million in purchases of fixed assets, primarily capitalized software costs.

Net cash provided by investing activities for the six months ended June 30, 2025 was $1.5 million, which was primarily due to $3.8 million in proceeds from the maturities of marketable securities, partially offset by $2.3 million in purchases of fixed assets, primarily capitalized software costs and computer equipment.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was $7.3 million, driven by $7.5 million in repayments of the Facility and $0.4 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $0.6 million in proceeds from purchases under our employee stock purchase plan.
Net cash used in financing activities for the six months ended June 30, 2025 was $9.5 million, driven by $10.0 million in repayments of the Facility and $0.5 million in issuance costs related to the Amended Credit Agreement, partially offset by $0.9 million in proceeds from purchases under our employee stock purchase plan.
Contractual Obligations
As of June 30, 2026, we have $32.5 million outstanding under the Amended Credit Agreement, which matures on April 4, 2030. Refer to Note 5 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
In connection with our acquisition of NewsWhip in July 2025, we are required to make post-closing earnout payments, which are contingent upon NewsWhip’s achievement of financial performance metrics through June 30, 2027. As of June 30, 2026, the total estimated liability associated with the contingent consideration was $8.0 million. Refer to Note 10 and 11 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
As of June 30, 2026, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of June 30, 2026, the total obligation for operating leases was $16.0 million, of which $3.6 million is expected to be paid in the next twelve months. As of June 30, 2026, our purchase commitment for primarily data and services was $74.8 million, of which $53.1 million is expected to be paid in the next twelve months. Refer to Note 3 and 7 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for more information regarding these obligations.
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
Our significant accounting policies are discussed in Note 1 in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. There have been no significant changes to these policies during the six months ended June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $119.9 million as of June 30, 2026, the majority of which was invested in money market accounts and money market funds. In recent periods, we have also had marketable securities which were invested in investment-grade corporate bonds. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation (“FDIC”) coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of June 30, 2026, we had $32.5 million in secured indebtedness outstanding under the Amended Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. Refer to Note 5 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) who is also serving as our interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Based on such evaluation, our CEO and interim principal financial officer has concluded that as of June 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our workforce reduction plan may not achieve the anticipated benefits and could adversely affect our business, results of operations and financial condition.
In July 2026, our Board approved the Plan to streamline our organizational structure and align our cost base with our strategic priorities, including our ongoing investments in AI-powered social intelligence. The Plan involves a reduction of approximately 20% of our workforce, or approximately 260 employees. We estimate that we will incur total pre-tax restructuring charges of approximately $18.0 million to $20.0 million in connection with the Plan, consisting primarily of cash expenditures related to employee severance payments and benefits. These estimates are preliminary, and we may incur charges that are materially higher than currently anticipated due to factors that are beyond our control, including the outcome of any required consultations or proceedings with employee representative bodies, governmental authorities or other third parties in certain jurisdictions, as well as potential legal claims by affected employees.
There can be no assurance that the Plan will achieve the expected cost savings, operational efficiencies or organizational benefits on the anticipated timeline, or at all. The Plan may result in unintended consequences, including loss of institutional knowledge and expertise, reduced productivity, disruption to ongoing projects and customer relationships, and delays in our product development roadmap. We may further discover that, despite the savings realized from the Plan, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. If we are unable to successfully implement the Plan and realize the anticipated benefits, or if we incur costs materially in excess of our current estimates, our business, our results of operations and financial condition could be materially and adversely affected.
The Plan may also impair our ability to attract, retain and motivate qualified employees, including key personnel and highly skilled technical talent, as remaining employees may experience decreased morale, increased uncertainty and higher voluntary attrition, and our reputation as an employer of choice may be diminished. In addition, the workforce reduction could disrupt our product development, customer experience and strategic initiatives, including our investments in AI-powered social intelligence, which could compromise our pace of innovation, platform reliability and customer retention.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
On May 7, 2026, the Company announced that the Board authorized the Share Repurchase Program under which the Company may repurchase up to $50 million of its Class A common stock. The Share Repurchase Program authorizes the Company to repurchase its Class A common stock from time to time in the open market, in privately negotiated transactions, through block purchases, through Rule 10b5-1 trading plans, or by any combination of such methods, all in accordance with applicable securities laws and regulations. The timing and amount of any repurchase will be determined by the Company's management at its discretion and will depend on a variety of factors, including but not limited to the market price of the Company’s Class A common stock, general business and market conditions, alternative investment opportunities and funding considerations. The Share Repurchase Program does not obligate the Company to repurchase any particular amount of Class A common stock, has no set termination date and may be modified, suspended or discontinued at any time at the Board’s discretion.
There were no repurchases of shares during the three months ended June 30, 2026.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act), which are intended to satisfy the affirmative defense conditions under 10b5-1(c) under the Exchange Act.
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
Amendments to Amended and Restated Bylaws
On August 3, 2026, our Board adopted amendments to our Amended and Restated Bylaws (the “Amended Bylaws”), effective immediately. The amendments, (i) clarify and expand the information we may request to assess the eligibility and qualifications of stockholder-nominated director candidates, (ii) expressly authorize the Board or an authorized committee to determine, before a stockholder meeting, whether stockholder director nominations and proposed business comply with our advance-notice bylaws, and (iii) define “affiliates” and “associates” by reference to Rule 405 under the Securities Act of 1933 for purposes of the advance-notice provisions. The Amended Bylaws also include certain conforming and administrative changes.
The foregoing description is qualified in its entirety by reference to the Amended Bylaws, filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits
INDEX TO EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Sprout Social’s Current Report on Form 8-K (File No. 001-39156) filed on December 17, 2019).

3.2	Amended and Restated Bylaws of the Registrant, effective as of August 3, 2026.
10.1	Offer Letter, dated July 28, 2026, between Sprout Social, Inc. and Aaron Rankin.
31.1	Certifications of Chief Executive Officer and Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Interim Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
August 7, 2026	By:	/s/ Ryan Barretto
Ryan Barretto
Chief Executive Officer and Member of the Board of Directors
(Principal Executive Officer and Interim Principal Financial and Accounting Officer)