Form 10-Q
period 2026-09-30
Sprout Social, Inc.
filed 2026-11-04
CIK 1517375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
_________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No
As of October 30, 2026, there were 53,390,309 shares and 5,449,357 shares of the registrant’s Class A and Class B common stock, respectively, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Sprout Social, Inc.’s (“Sprout Social”) plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “explore,” “future,” “intend,” “long-term model,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these terms and similar expressions intended to identify forward-looking statements, as they relate to Sprout Social, our business and our management. Forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Sprout Social and our management based on their knowledge and understanding of the business and industry, are inherently uncertain. These forward-looking statements should not be read as a guarantee of future performance or results, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under “Part II—Item 1A. Risk Factors” and “Part I—Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our most recent Annual Report on Form 10-K under Part I—Item 1A. “Risk Factors” and the risks and uncertainties related to the following:

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
•our ability to realize the benefits of, the workforce reduction plan approved in July 2026;
•our ability to attract and retain qualified employees and key personnel;
•our ability to manage our substantial debt in a way that does not adversely affect our business, and
•the other factors set forth under “Part II—Item 1A. Risk Factors” in this Quarterly Report and in our Annual Report filed with the United States Securities and Exchange Commission (“SEC”) on Form 10-K under Part I—Item 1A, “Risk Factors.”

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$103,733	$95,268
Accounts receivable, net of allowances of $2,185 and $2,719 at September 30, 2026 and December 31, 2025, respectively	69,458	100,996
Deferred commissions	29,362	26,995
Prepaid expenses and other assets	15,578	13,945
Total current assets	218,131	237,204
Property and equipment, net	9,549	9,864
Deferred commissions, net of current portion	54,054	57,049
Operating lease, right-of-use assets	8,538	9,810
Goodwill	167,122	167,122
Intangible assets, net	32,584	39,733
Other assets, net	3,199	2,280
Total assets	$493,177	$523,062
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,641	$10,115
Deferred revenue	184,571	205,639
Operating lease liabilities	2,706	2,664
Accrued wages and payroll related benefits	16,103	20,549
Accrued expenses and other	25,628	17,294
Total current liabilities	238,649	256,261
Revolving credit facility	32,500	40,000
Deferred revenue, net of current portion	1,164	752
Operating lease liabilities, net of current portion	9,998	12,055
Other noncurrent liabilities	3,816	10,572
Total liabilities	286,127	319,640

Sprout Social, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont’d)
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025

Commitments and contingencies (Note 8)
Stockholders’ equity
Class A common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 55,993,986 and 52,955,247 shares issued and outstanding, respectively, at September 30, 2026; 56,576,444 and 53,607,556 shares issued and outstanding, respectively, at December 31, 2025	5	5
Class B common stock, par value $0.0001 per share; 25,000,000 shares authorized; 5,696,301 and 5,489,357 shares issued and outstanding, respectively, at September 30, 2026; 6,156,301 and 5,949,357 shares issued and outstanding, respectively, at December 31, 2025	1	1
Additional paid-in capital	658,956	638,894
Treasury stock, at cost	(38,324)	(37,768)
Accumulated other comprehensive income	—	—
Accumulated deficit	(413,588)	(397,710)
Total stockholders’ equity	207,050	203,422
Total liabilities and stockholders’ equity	$493,177	$523,062
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Subscription	$123,385	$114,720	$365,282	$334,510
Professional services and other	1,762	873	5,209	2,150
Total revenue	125,147	115,593	370,491	336,660
Cost of revenue
Subscription	28,793	25,362	83,387	74,386
Professional services and other	545	422	1,701	1,170
Total cost of revenue	29,338	25,784	85,088	75,556
Gross profit	95,809	89,809	285,403	261,104
Operating expenses
Research and development	28,914	25,068	82,504	72,884
Sales and marketing	48,926	47,034	144,888	142,638
General and administrative	24,883	26,818	73,440	78,210
Total operating expenses	102,723	98,920	300,832	293,732
Loss from operations	(6,914)	(9,111)	(15,429)	(32,628)
Interest expense	(632)	(761)	(1,917)	(1,684)
Interest income	872	859	2,466	2,700
Other expense, net	(108)	(294)	(562)	(106)
Loss before income taxes	(6,782)	(9,307)	(15,442)	(31,718)
Income tax expense	(329)	74	436	868
Net loss	$(6,453)	$(9,381)	$(15,878)	$(32,586)
Net loss per share attributable to common shareholders, basic and diluted	$(0.11)	$(0.16)	$(0.27)	$(0.56)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	59,666,057	58,930,087	59,881,267	58,397,790
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(6,453)	$(9,381)	$(15,878)	$(32,586)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	(3)
Comprehensive loss	$(6,453)	$(9,381)	$(15,878)	$(32,589)
See Notes to Condensed Consolidated Financial Statements.

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2026	60,583,930	$6	$673,832	3,230,170	$(38,153)	$—	$(407,135)	$228,550
Stock-based compensation			11,530					11,530
Issuance of common stock from equity award settlement	422,989	—						—
Taxes paid related to net share settlement of equity awards				15,513	(171)			(171)
Issuance of common stock in connection with employee stock purchase plan		—						—
Repurchases of common stock	(2,562,315)	—	(26,406)					(26,406)
Other comprehensive gain (loss), net of tax						—		—
Net loss							(6,453)	(6,453)
Balances at September 30, 2026	58,444,604	$6	$658,956	3,245,683	$(38,324)	$—	$(413,588)	$207,050

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at June 30, 2025	58,814,893	$5	$599,564	3,148,888	$(37,422)	$—	$(377,588)	$184,559
Stock-based compensation			19,109					19,109
Issuance of common stock from equity award settlement	360,285	—						—
Taxes paid related to net share settlement of equity awards				10,571	(161)			(161)
Other comprehensive loss, net of tax						—		—
Net loss							(9,381)	(9,381)
Balances at September 30, 2025	59,175,178	$5	$618,673	3,159,459	$(37,583)	$—	$(386,969)	$194,126

Sprout Social, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2025	59,556,913	$6	$638,894	3,175,832	$(37,768)	$—	$(397,710)	$203,422
Stock-based compensation			45,881					45,881
Issuance of common stock from equity award settlement	1,358,653	—						—
Taxes paid related to net share settlement of equity awards				69,851	(556)			(556)
Issuance of common stock in connection with employee stock purchase plan	91,353	—	587					587
Repurchases of common stock	(2,562,315)	—	(26,406)					(26,406)
Net loss							(15,878)	(15,878)
Balances at September 30, 2026	58,444,604	$6	$658,956	3,245,683	$(38,324)	$—	$(413,588)	$207,050

	Voting Common Stock (Class A and B)		Additional Paid-in Capital	Treasury Stock		Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2024	57,758,378	$5	$558,391	3,148,888	$(37,422)	$3	$(354,383)	$166,594
Stock-based compensation			59,338					59,338
Issuance of common stock from equity award settlement	1,363,695	—						—
Taxes paid related to net share settlement of equity awards				10,571	(161)			(161)
Issuance of common stock in connection with employee stock purchase plan	53,105	—	944					944
Other comprehensive loss, net of tax						(3)		(3)
Net loss							(32,586)	(32,586)
Balances at September 30, 2025	59,175,178	$5	$618,673	3,159,459	$(37,583)	$—	$(386,969)	$194,126

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(15,878)	$(32,586)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, equipment and software	2,862	2,895
Amortization of line of credit issuance costs	178	170
Accretion of discount on marketable securities	—	(7)
Amortization of acquired intangible assets	7,149	4,622
Amortization of deferred commissions	21,972	17,206
Amortization of right-of-use operating lease asset	1,272	1,114
Stock-based compensation expense	45,428	58,990
Provision for accounts receivable allowances	1,423	2,449
Loss on lease termination	—	1,175
Change in fair value of contingent consideration	1,127	169
Other, net	(606)	—
Changes in operating assets and liabilities, excluding impact from business acquisition
Accounts receivable	30,115	20,338
Prepaid expenses and other current assets	(2,889)	(744)
Deferred commissions	(21,344)	(25,320)
Accounts payable and accrued expenses	(3,733)	(4,755)
Deferred revenue	(20,656)	(10,512)
Lease liabilities	(2,015)	(2,712)
Net cash provided by operating activities	44,405	32,492
Cash flows from investing activities
Expenditures for property and equipment	(2,197)	(3,052)
Payments for business acquisition, net of cash acquired	—	(50,333)
Proceeds from maturity of marketable securities	—	3,750
Net cash used in investing activities	(2,197)	(49,635)
Cash flows from financing activities
Borrowings from line of credit	—	32,000
Repayments of line of credit	(7,500)	(13,000)
Payments for line of credit issuance costs	—	(486)
Proceeds from employee stock purchase plan	587	944
Employee taxes paid related to the net share settlement of stock-based awards	(556)	(161)
Repurchases of common stock	(26,267)	—
Net cash (used in) provided by financing activities	(33,736)	19,297
Net increase in cash, cash equivalents and restricted cash	8,472	2,154
Cash, cash equivalents and restricted cash
Beginning of period	97,203	90,418
End of period	$105,675	$92,572
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$103,733	$90,639
Restricted cash, included in prepaid expenses and other assets	1,942	1,933

Sprout Social, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$105,675	$92,572

Supplemental disclosure of noncash investing and financing activities
Stock-based compensation expense capitalized in internal-use software	$453	$348
Accrued excise tax on share repurchases	$139	$—
Fair value of contingent consideration in connection with business acquisition	$—	$8,450
Deferred consideration in connection with business acquisition	$—	$1,908
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s estimates and judgments include, but are not limited to, the estimated period of benefit for incremental costs of obtaining a contract with a customer, the incremental borrowing rate for operating leases, calculation of allowance for credit losses, valuation of assets and liabilities acquired as part of business combinations, useful lives of long-lived assets, stock-based compensation, income taxes, commitments and contingencies and litigation, among others. The Company is not aware of any events or circumstances that would require an update to its estimates and judgments or a revision of the carrying value of its assets or liabilities as of November 4, 2026, the date of issuance of this Quarterly Report on Form 10-Q. Actual results could differ from those estimates.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 - “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. There have been no significant changes to these policies during the nine months ended September 30, 2026.
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
2.Revenue Recognition
Disaggregation of Revenue
The Company provides disaggregation of revenue based on geographic region in Note 9 and based on the subscription versus professional services and other classification on the unaudited condensed consolidated statements of operations, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue
Deferred revenue is recorded upon establishment of unconditional right to payment under non-cancellable contracts and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in advance in monthly, quarterly, semi-annual and annual installments. The deferred revenue balance is influenced by several factors, including the compounding effects of renewals, invoice duration, timing and size. The amount of revenue recognized during the three months ended September 30, 2026 and 2025 that was included in deferred revenue at the beginning of each period was $92.1 million and $81.2 million, respectively. The amount of revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in deferred revenue at the beginning of each period was $185.5 million and $160.8 million, respectively.
As of September 30, 2026, including amounts already invoiced and amounts contracted but not yet invoiced, $393.9 million of revenue is expected to be recognized from remaining performance obligations, of which 71% is expected to be recognized in the next 12 months, and the substantial majority of the remainder in the next 13 to 36 months.
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
The following table provides a summary of operating lease assets and liabilities as of September 30, 2026 (in thousands):

Assets
Operating lease right-of-use assets	$8,538
Liabilities
Operating lease liabilities	2,706
Operating lease liabilities, non-current	9,998
Total operating lease liabilities	$12,704
The following table provides information about leases in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Operating lease expense	$617	$658	$1,974	$1,985
Variable lease expense	467	473	1,401	1,775

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Within the unaudited condensed consolidated statements of operations, operating and variable lease expense are recorded in General and administrative expenses. Cash payments related to operating leases for the nine months ended September 30, 2026 and 2025 were $4.1 million and $4.7 million, respectively. As of September 30, 2026, the weighted-average remaining lease term is 5.2 years and the weighted-average discount rate is 7.0%.
Remaining maturities of operating lease liabilities as of September 30, 2026 are as follows (in thousands):

Years ending December 31,
2026	$903
2027	3,343
2028	2,698
2029	2,747
2030	2,509
Thereafter	2,926
Total future minimum lease payments	$15,126
Less: imputed interest	(2,422)
Total operating lease liabilities	$12,704

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
The Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the nine months ended September 30, 2026, the Company recognized an immaterial provision related to state and foreign income taxes.
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
On April 4, 2025, the Company entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage Ratio (each as defined in the Amended Credit Agreement). As of September 30, 2026, the Company was in compliance with such financial covenants in the Amended Credit Agreement.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. For the nine months ended September 30, 2026, the borrowings under the Facility were designated as SOFR Loans and the weighted average interest rate in effect for the outstanding balance was approximately 6.07%. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on the Company’s Consolidated Senior Net Leverage Ratio.
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
As of September 30, 2026, the Company had an outstanding balance of $32.5 million under the Amended Credit Agreement.
Debt issuance costs associated with the Facility were recorded to Other assets, net within the unaudited condensed consolidated balance sheets and are being amortized as interest expense on a straight-line basis over the term of the Facility.
6.Stockholders’ Equity
Share Repurchase Program

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
When the Company repurchases shares under the Share Repurchase Program, it reduces the Class A common stock component of stockholders’ equity by the par value of the repurchased shares. The excess of the repurchase price over par value is recorded to additional paid-in capital on the condensed consolidated balance sheets. All repurchased shares are retired and become authorized and unissued shares.
During the three months ended September 30, 2026, the Company repurchased 2.6 million shares of its Class A common stock for an aggregate purchase price of $26.3 million, including brokerage commissions, at an average price per share of $10.25, excluding excise tax. All repurchases were made in open market transactions.
As of September 30, 2026, approximately $23.8 million remained available for future stock repurchases under the Share Repurchase Program, exclusive of brokerage commissions and excise tax associated with repurchases.
7.Incentive Stock Plan
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$507	$627	$1,636	$2,057
Research and development	3,454	5,696	14,753	18,307
Sales and marketing	2,738	5,696	12,262	17,721
General and administrative	4,718	7,010	16,777	20,905
Total stock-based compensation	$11,417	$19,029	$45,428	$58,990

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8.Commitments and Contingencies
Contractual Obligations
The Company has non-cancellable minimum guaranteed purchase commitments for primarily data and services. Material contractual commitments as of September 30, 2026 that are not disclosed elsewhere are as follows (in thousands):

Years ending December 31,
2026	$21,803
2027	17,660
2028	13,352
2029	—
2030	—
Thereafter	—
Total contractual obligations	$52,815
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
On March 25, 2025, the defendants filed a Motion to Dismiss (the “Motion”) the AC in its entirety. On May 23, 2025, Lead Plaintiff filed a brief in opposition to this Motion. The defendants filed a reply brief in further support of the Motion on July 17, 2025. Under the PSLRA, discovery and other proceedings in the Consolidated Securities Action were automatically stayed pending such a ruling.
On October 7, 2026, the court denied the defendants’ Motion and ordered the defendants to file an answer to the AC. It also lifted the stay on discovery and ordered the parties to file a joint status report setting forth a proposed discovery schedule. Discovery in the case is expected to commence shortly. No trial date has been set.
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

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
9.Segment and Geographic Data
The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM evaluates financial information on a consolidated basis and considers net loss within the unaudited condensed consolidated statements of operations to be a key measurement of profitability in evaluating financial performance, comparing budget to actuals, and making resource allocation decisions. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest expense, interest income, other expense, net, and the provision for income taxes, which are reflected in the unaudited condensed consolidated statements of operations. As the Company operates as one operating segment, all required segment financial information is found in the unaudited condensed consolidated financial statements.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of September 30, 2026 and December 31, 2025, there were no significant long-lived assets held by entities outside of the United States.
Revenue by geographical region is determined by location of the Company’s customers. Revenue from customers outside of the United States was approximately 26% for each of the nine

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

months ended September 30, 2026 and 2025. Revenue by geographical region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	$99,589	$92,309	$295,102	$268,981
EMEA	19,626	17,699	57,814	51,317
Asia Pacific	5,932	5,585	17,575	16,362
Total	$125,147	$115,593	$370,491	$336,660
10.Net Loss per Share
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
The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to common shareholders	$(6,453)	$(9,381)	$(15,878)	$(32,586)
Weighted average common shares outstanding	59,666,057	58,930,087	59,881,267	58,397,790
Net loss per share, basic and diluted	$(0.11)	$(0.16)	$(0.27)	$(0.56)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	September 30,
	2026	2025
RSUs outstanding	7,744,818	5,144,909
Total potentially dilutive shares	7,744,818	5,144,909

11. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$8,873	$8,873
Total liabilities	$—	$—	$8,873	$8,873
As of September 30, 2026, the Company had no financial instruments that required fair value reporting. As of December 31, 2025, the Company had no Level 1 or Level 2 financial instruments. There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the periods presented.
The contingent consideration presented in the December 31, 2025 fair value table above relates to the acquisition of NewsWhip in July 2025, and represented the future potential earnout payments based on the achievement of specified financial performance metrics through June 30, 2027. On September 24, 2026, the Company and the former NewsWhip shareholders entered into an amendment to the Put and Call Option Agreement. The amendment provides for a fixed payment totaling $10.0 million, payable in two installments due within the next 12 months, to such shareholders in lieu of the contingent consideration specified in the Put and Call Option Agreement. As a result, the Company’s contingent liability was reduced to zero. Refer to Note 12 for further discussion of the acquisition and the amendment.
Prior to the amendment, the fair value of the contingent consideration was determined using a scenario-based approach. The model included significant unobservable inputs including the discount rate and projected revenues over the earn-out period, and as such, the liability was classified as a Level 3 measurement. An increase in the discount rate would have resulted in a decrease in the fair value of the contingent consideration, whereas an increase in the projected revenues would have increased the fair value of the liability.

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Prior to the amendment, the contingent consideration was remeasured to fair value at each reporting date. Changes in the fair value of contingent consideration, other than measurement period adjustments, were recorded within General and administrative expenses within the unaudited condensed consolidated statements of operations.
The change in fair value of the contingent consideration (a Level 3 input) was as follows (in thousands):

Balance as of December 31, 2025	$8,873
Change in fair value	(620)
Loss upon amendment	1,747
Reclassification to fixed payment obligation	(10,000)
Balance as of September 30, 2026	$—
The carrying amounts of certain financial instruments, including cash held in banks, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

12. Business Combinations
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
Consideration for the acquisition of NewsWhip consisted of an upfront cash payment of $52.3 million, subject to adjustment for cash, indebtedness and working capital, deferred consideration of $3.2 million and up to $10.0 million of an earnout, which was contingent upon NewsWhip’s achievement of financial performance metrics through June 30, 2027. The Company funded the upfront cash payment with a combination of cash on hand and $32 million borrowed under the Facility further described in Note 5.
The deferred consideration includes $1.9 million of certain research and development tax credits that were generated by NewsWhip prior to the acquisition date, additional deferred consideration of $0.8 million and a $0.5 million holdback. The holdback and additional deferred consideration were paid during the fourth quarter of 2025.
Pursuant to the Put and Call Option Agreement, the Company was originally required to make earnout payments, payable in two installments, to the former NewsWhip shareholders, contingent upon NewsWhip’s achievement of financial performance metrics. The earnout was considered contingent consideration and was accounted for as a liability measured at fair value. The Company estimated the fair value of contingent consideration using a scenario-based approach based on unobservable inputs, including management estimates and assumptions about future revenues and a discount rate.
On September 24, 2026, the Company and the former NewsWhip shareholders entered into an amendment to the Put and Call Option Agreement. The amendment provides for a fixed payment totaling $10.0 million, payable in two installments, to such shareholders in lieu of the contingent consideration specified in the Put and Call Option Agreement. As a result, the Company’s contingent liability was reduced to zero and a loss in the amount of $1.7 million for the three months ended September 30, 2026

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

was recorded to General and administrative expenses in the unaudited condensed consolidated statements of operations. The two installments are due within the next 12 months, and accordingly, the liability is recorded to accrued expenses and other within the unaudited condensed consolidated balance sheets.
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
13. Restructuring
Workforce Reduction Plan
On July 8, 2026, the Board approved a workforce reduction plan (the “Plan”) designed to streamline the Company’s organizational structure and align its cost base with its strategic priorities, including its ongoing investments in AI-powered social intelligence. As part of the Plan, the Company reduced its workforce by approximately 20%.
Restructuring charges incurred in connection with the Plan consisted primarily of employee severance and termination benefits. Restructuring charges for the three and nine months ended September 30, 2026 were as follows (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Cost of revenue	$355	$355
Research and development	5,799	5,799
Sales and marketing	9,684	9,684
General and administrative	1,683	2,499
Total restructuring costs	$17,521	$18,337

Sprout Social, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Plan was substantially complete by the end of the third quarter of 2026. The following table summarizes the Company’s restructuring liability activity for the periods presented (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning balance	$816	$—
Restructuring charges	17,521	18,337
Cash payments	(15,946)	(15,946)
Ending balance (1)	$2,391	$2,391
(1) As of September 30, 2026, $1.8 million of this amount was included in accrued expenses and other and $0.6 million was included in accrued wages and payroll related benefits on the unaudited condensed consolidated balance sheets.
The Company does not anticipate incurring material additional expenses in connection with the Plan. However, the Company may incur additional costs not currently contemplated due to events that may occur, or that are associated with, the Plan.

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
Overview
Sprout Social is an AI-powered social intelligence platform that enables organizations to manage, analyze and act on their presence across social media and related digital channels. Powered by Trellis, Sprout’s proprietary AI agent, the platform is designed to transform real-time social media signals into actionable insights that drive business forward. Customers use Sprout Social as a system of record for social media and to help realize business value from that channel. Currently, tens of thousands of customers across more than 100 countries rely on our platform.
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
We generated revenue of $125.1 million and $115.6 million during the three months ended September 30, 2026 and 2025, respectively, representing growth of 8%. We generated revenue of $370.5 million and $336.7 million during the nine months ended September 30, 2026 and 2025, respectively, representing growth of 10%. In the nine months ended September 30, 2026, software subscriptions contributed 99% of our revenue.
We generated net losses of $6.5 million and $9.4 million during the three months ended September 30, 2026 and 2025, respectively, which included stock-based compensation expense of $11.4 million and $19.0 million, respectively. We generated net losses of $15.9 million and $32.6 million during the nine months ended September 30, 2026 and 2025, respectively, which included stock-based compensation expense of $45.4 million and $59.0 million, respectively.
Recent Developments
Workforce Reduction Plan
On July 8, 2026, our Board of Directors (the “Board”) approved a workforce reduction plan (the "Plan") designed to streamline our organizational structure and align our cost base with our strategic priorities, including our ongoing investments in AI-powered social intelligence. As part of the Plan, we reduced our workforce by approximately 20%.
During the nine months ended September 30, 2026, we incurred $18.3 million of restructuring and related expenses, consisting primarily of cash expenditures related to employee severance payments and benefits. Refer to Note 13 - “Restructuring” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. While we believe that the Plan and the majority of the related cash expenditures have been substantially completed as of the end of the third quarter of 2026, we may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Plan.
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
Acquisition of NewsWhip Group Holdings Limited
On July 30, 2025, we completed the acquisition of all of the outstanding voting shares of NewsWhip Group Holdings Limited (“NewsWhip”). Consideration for the acquisition of NewsWhip consisted of an upfront cash payment of $52.3 million, subject to adjustment for cash, indebtedness and working capital, deferred consideration of $3.2 million and up to $10.0 million of an earnout, which was contingent upon NewsWhip’s achievement of financial performance metrics through June 30, 2027.
In September 2026, we entered into an amendment to the Put and Call Option Agreement with the former NewsWhip shareholders, under which we agreed to a fixed payment to the shareholders totaling $10 million, payable in two installments, in lieu of the contingent consideration. Refer to Note 12 -

“Business Combinations” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
Key Factors Affecting Our Performance
Acquiring new customers
We are focused on continuing to organically grow our customer base by increasing demand for our platform and penetrating our addressable market. Our growth strategy includes an increased focus on the larger enterprise market. For the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, while our total number of customers decreased, our number of customers contributing $30,000 or more in annualized recurring revenue (“ARR”) and $50,000 or more in ARR increased. In addition, as we continue to focus on expanding our enterprise customer base, we have experienced and expect to continue to experience longer and more expansive average sale cycles and increased pricing pressure, which may be exacerbated by the macroeconomic and geopolitical factors described above. We expect these trends to continue as we remain focused on our most sophisticated prospects and customers.
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
International expansion
We see international expansion as a meaningful opportunity to grow our platform. Revenue generated from non-U.S. customers during the nine months ended September 30, 2026 was approximately 26% of our total revenue. We have teams in Ireland, Canada, the United Kingdom, Singapore, Australia, the Philippines and Poland to support our growth internationally. We believe global demand for our platform and offerings will continue to increase as awareness of our platform in international markets grows. We will continue supporting our international operations and will evaluate opportunities to invest in local sales, customer support and customer success resources in select markets as appropriate.
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

	As of September 30,
	2026	2025
Number of customers contributing $30,000 or more in ARR	3,925	3,711
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

	As of September 30,
	2026	2025
Number of customers contributing $50,000 or more in ARR	2,155	1,947

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
Operating Expenses
Research and Development
Research and development expenses primarily consist of personnel costs, including salaries, benefits and allocated overhead. Research and development expenses also include depreciation expense and other expenses associated with product development. We expect to continue investing in research and development as we focus on developing new features and enhancements to our plan offerings. Due to the recent reduction in our workforce, we expect the dollar amount of our research and development costs to remain relatively flat or decrease in the near term, excluding one-time items. We expect our research and development expenses to decrease as a percentage of revenue over time. Refer to Note 13 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion of the Plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue
Subscription	$123,385	$114,720	$365,282	$334,510
Professional services and other	1,762	873	5,209	2,150
Total revenue	125,147	115,593	370,491	336,660
Cost of revenue(1)
Subscription	28,793	25,362	83,387	74,386
Professional services and other	545	422	1,701	1,170
Total cost of revenue	29,338	25,784	85,088	75,556
Gross profit	95,809	89,809	285,403	261,104
Operating expenses
Research and development(1)	28,914	25,068	82,504	72,884
Sales and marketing(1)	48,926	47,034	144,888	142,638
General and administrative(1)	24,883	26,818	73,440	78,210
Total operating expenses	102,723	98,920	300,832	293,732
Loss from operations	(6,914)	(9,111)	(15,429)	(32,628)
Interest expense	(632)	(761)	(1,917)	(1,684)
Interest income	872	859	2,466	2,700
Other expense, net	(108)	(294)	(562)	(106)
Loss before income taxes	(6,782)	(9,307)	(15,442)	(31,718)
Income tax expense	(329)	74	436	868
Net loss	$(6,453)	$(9,381)	$(15,878)	$(32,586)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$507	$627	$1,636	$2,057
Research and development	3,454	5,696	$14,753	$18,307
Sales and marketing	2,738	5,696	$12,262	$17,721
General and administrative	4,718	7,010	$16,777	$20,905
Total stock-based compensation	$11,417	$19,029	$45,428	$58,990

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(as a percentage of total revenue)
Revenue
Subscription	99%	99%	99%	99%
Professional services and other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	23%	22%	23%	22%
Professional services and other	—%	—%	—%	—%
Total cost of revenue	23%	22%	23%	22%
Gross profit	77%	78%	77%	78%
Operating expenses
Research and development	23%	22%	22%	22%
Sales and marketing	39%	41%	39%	42%
General and administrative	20%	23%	20%	23%
Total operating expenses	82%	86%	81%	87%
Loss from operations	(6)%	(8)%	(4)%	(10)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	1%	1%	1%	1%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(5)%	(8)%	(4)%	(9)%
Income tax expense	—%	—%	—%	—%
Net loss	(5)%	(8)%	(4)%	(10)%
Note: Certain amounts may not sum due to rounding

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Revenue
Subscription	$123,385	$114,720	$8,665	8%
Professional services and other	1,762	873	889	102%
Total revenue	$125,147	$115,593	$9,554	8%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. The number of customers contributing $30,000 or more in ARR grew 6% versus the prior year and the number of customers contributing $50,000 or more in ARR grew 11% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$28,793	$25,362	$3,431	14%
Professional services and other	545	422	123	29%
Total cost of revenue	29,338	25,784	3,554	14%
Gross profit	$95,809	$89,809	$6,000	7%
Gross margin
Total gross margin	77%	78%
The increase in cost of subscription revenue for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to the following:

Change
(in thousands)
Data provider fees	$1,853
Hosting fees	567
Restructuring and related costs	355
Other	656
Subscription cost of revenue	$3,431

Fees paid to our data providers increased due to higher costs of third-party data utilized in our platform. Hosting fees increased due to additional costs associated with the expansion of our highest tier customers and increased utilization of computing and storage needs. Restructuring and related costs resulted from the Plan. Refer to Note 13 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Research and development	$28,914	$25,068	$3,846	15%
Percentage of total revenue	23%	22%
The increase in research and development expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to the following:

Change
(in thousands)
Restructuring and related costs	$5,799
Stock-based compensation expense	(2,242)
Other	289
Research and development	$3,846
Restructuring and related costs resulted from the Plan. The decrease in stock-based compensation expense was primarily due to equity award forfeitures as a result of the implementation of the Plan.
Sales and Marketing

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Sales and marketing	$48,926	$47,034	$1,892	4%
Percentage of total revenue	39%	41%

The increase in sales and marketing expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to the following:

Change
(in thousands)
Restructuring and related costs	$9,684
Sales commission expense	1,314
Personnel costs	(4,880)
Stock-based compensation expense	(2,958)
Advertising	(485)
Other	(783)
Sales and marketing	$1,892
Restructuring and related costs resulted from the Plan. Sales commission expense increased partly due to increases in the annual contract value of our customer contracts. Personnel costs decreased as a result of lower headcount in our sales and marketing teams as a result of the Plan. The decrease in stock-based compensation expense was primarily due to equity award forfeitures as a result of the implementation of the Plan and lower overall grant values. The decrease in other was primarily driven by lower spend on various marketing initiatives.
General and Administrative

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
General and administrative	$24,883	$26,818	$(1,935)	(7)%
Percentage of total revenue	20%	23%
The decrease in general and administrative expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$(2,292)
Acquisition-related costs	(1,690)
Personnel costs	(763)
Change in fair value of contingent consideration	1,807
Restructuring and related costs	1,683
Other	(680)
General and administrative	$(1,935)
The decrease in stock-based compensation expense was primarily due to equity award forfeitures as a result of the implementation of the Plan and lower overall grant values. In July 2025, we completed the acquisition of NewsWhip, which resulted in acquisition-related costs during the three months ended September 30, 2025. Personnel costs decreased as a result of an 18% decrease in headcount in our general and administrative teams in connection with the Plan. Changes in fair value of contingent consideration were primarily driven by the September 2026 amendment to the NewsWhip Put and Call Option Agreement. Refer to Note 11 and 12 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. Restructuring and related costs resulted from the Plan.
Interest Income, Net

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income (expense), net	$240	$98	$142	145%
Percentage of total revenue	—%	—%
The increase in interest income, net was primarily driven by lower interest expense as a result of a lower balance on the Facility as compared to the same period in 2025.
Other Expense, Net

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Other expense, net	$(108)	$(294)	$186	(63)%
Percentage of total revenue	—%	—%
The change in other expense, net was primarily driven by lower foreign exchange transaction losses.
Income Tax (Benefit) Expense

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Income tax (benefit) expense	$(329)	$74	$(403)	(545)%
Percentage of total revenue	—%	—%
The change in income tax (benefit) expense was partly driven by state tax benefits.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Revenue
Subscription	$365,282	$334,510	$30,772	9%
Professional services and other	5,209	2,150	3,059	142%
Total revenue	$370,491	$336,660	$33,831	10%
Percentage of Total Revenue
Subscription	99%	99%
Professional services and other	1%	1%
The increase in subscription revenue was primarily driven by increased revenue from our highest tier customers. The number of customers contributing $30,000 or more in ARR grew 6% versus the prior year and the number of customers contributing $50,000 or more in ARR grew 11% versus the prior year. The increase in new customers within the highest tiers was primarily driven by prioritizing our customer success and growth resources towards these customers.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$83,387	$74,386	$9,001	12%
Professional services and other	1,701	1,170	531	45%
Total cost of revenue	85,088	75,556	9,532	13%
Gross profit	$285,403	$261,104	$24,299	9%
Gross margin
Total gross margin	77%	78%

The increase in cost of subscription revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the following:

Change
(in thousands)
Data provider fees	$5,598
Hosting fees	1,815
Personnel costs	979
Amortization of intangible assets	980
Other	(371)
Subscription cost of revenue	$9,001
Fees paid to our data providers increased due to higher costs of third-party data utilized in our platform. Hosting fees increased due to additional costs associated with the expansion of our highest tier customers and increased utilization of computing and storage needs. Personnel costs increased primarily as a result of increased headcount. The increase in amortization expense of intangible assets was driven by the acquired developed technology recognized as part of the NewsWhip acquisition. Refer to Note 12 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
Operating Expenses
Research and Development

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Research and development	$82,504	$72,884	$9,620	13%
Percentage of total revenue	22%	22%
The increase in research and development expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the following:

Change
(in thousands)
Personnel costs	$5,892
Restructuring and related costs	5,769
Stock-based compensation expense	(3,554)
Other	1,513
Research and development	$9,620
The increase in personnel costs was primarily attributable to higher average headcount in our research and development teams compared to the prior year period. Restructuring and related costs resulted from the Plan. Refer to Note 13 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. The decrease in stock-based compensation expense was primarily due to equity award forfeitures as a result of the implementation of the Plan and lower overall grant values.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Sales and marketing	$144,888	$142,638	$2,250	2%
Percentage of total revenue	39%	42%
The increase in sales and marketing expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the following:

Change
(in thousands)
Restructuring and related costs	$7,399
Sales commission expense	4,769
Stock-based compensation expense	(5,459)
Personnel costs	(2,732)
Advertising	(634)
Other	(1,093)
Sales and marketing	$2,250
Restructuring and related costs resulted from the Plan. Sales commission expense increased partly due to increases in the annual contract value of our customer contracts. Personnel costs decreased as a result of lower headcount in our sales and marketing teams as a result of the Plan. The decrease in stock-based compensation expense was primarily due to equity award forfeitures as a result of the implementation of the Plan and lower overall grant values. The decrease in other was primarily driven by lower spend on various marketing initiatives.
General and Administrative

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
General and administrative	$73,440	$78,210	$(4,770)	(6)%
Percentage of total revenue	20%	23%

The decrease in general and administrative expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the following:

Change
(in thousands)
Stock-based compensation expense	$(4,128)
Acquisition-related costs	(1,780)
Loss on lease termination	(1,175)
Restructuring and related costs	2,499
Amortization of intangible assets	1,547
Other	(1,733)
General and administrative	$(4,770)
The decrease in stock-based compensation expense was primarily due to equity award forfeitures as a result of the implementation of the Plan and lower overall grant values. In July 2025, we completed the acquisition of NewsWhip, which resulted in acquisition-related costs during the nine months ended September 30, 2025. The loss on lease termination was incurred in April 2025 following an amendment to our Chicago office lease agreement, which resulted in the early termination of one floor of the leased space. Restructuring and related costs resulted from the Plan. Refer to Note 13 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion. The increase in the amortization expense of intangible assets was primarily driven by the intangible assets recognized as part of the NewsWhip acquisition. The decrease in other was partially driven by lower overhead costs and other expenses due to the April 2025 early partial lease termination and lower legal costs.
Interest Income, Net

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income (expense), net	$549	$1,016	$(467)	(46)%
Percentage of total revenue	—%	—%
The decrease in interest income, net was driven by higher interest expense as a result of a higher average balance on the Facility as compared to the same period in 2025, and lower interest income attributable to maturity of the remaining marketable securities in the second quarter of 2025.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Other expense, net	$(562)	$(106)	$(456)	n/m(1)
Percentage of total revenue	—%	—%
_________________
(1)Calculated metric is not meaningful.
The change in other expense, net was primarily driven by foreign exchange transaction losses.

Income Tax Expense

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Income tax expense	$436	$868	$(432)	(50)%
Percentage of total revenue	—%	—%
The change in income tax expense was partly driven by state tax benefits.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Non-GAAP gross profit	(dollars in thousands)
Gross profit	$95,809	$89,809	$285,403	$261,104
Stock-based compensation expense	507	627	1,636	2,057
Amortization of acquired developed technology	1,125	985	3,375	2,395
Restructuring and related charges	355	—	355	416
Non-GAAP gross profit	$97,796	$91,421	$290,769	$265,972
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Non-GAAP operating income	(dollars in thousands)
Loss from operations	$(6,914)	$(9,111)	$(15,429)	$(32,628)
Stock-based compensation expense	11,417	19,029	45,428	58,990
Amortization of acquired intangible assets	2,253	1,957	6,909	4,383
Restructuring and related charges	17,521	—	18,337	2,731
Loss on lease termination	—	—	—	1,175
Acquisition-related expenses	—	1,690	—	1,780
Change in fair value of contingent consideration	1,975	169	1,127	169
Non-GAAP operating income	$26,252	$13,734	$56,372	$36,600

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Non-GAAP net income	(dollars in thousands)
Net loss	$(6,453)	$(9,381)	$(15,878)	$(32,586)
Stock-based compensation expense	11,417	19,029	45,428	58,990
Amortization of acquired intangible assets	2,253	1,957	6,909	4,383
Restructuring and related charges	17,521	—	18,337	2,731
Loss on lease termination	—	—	—	1,175
Acquisition-related expenses	—	1,690	—	1,780
Change in fair value of contingent consideration	1,975	169	1,127	169
Non-GAAP net income	$26,713	$13,464	$55,923	$36,642
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Non-GAAP net income per share
Net loss per share attributable to common shareholders, basic and diluted	$(0.11)	$(0.16)	$(0.27)	$(0.56)
Stock-based compensation expense per share	0.19	0.33	0.76	1.01
Amortization of acquired intangible assets	0.04	0.03	0.12	0.08
Restructuring and related charges	0.30	—	0.30	0.05
Loss on lease termination	—	—	—	0.02
Acquisition-related expenses	—	0.03	—	0.03
Change in fair value of contingent consideration	0.03	—	0.02	—
Non-GAAP net income per share	$0.45	$0.23	$0.93	$0.63
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $103.7 million and net accounts receivable of $69.5 million. Historically, we have generated losses from operations as evidenced by our accumulated deficit. However, we have generated positive cash flows from operations for the last five fiscal years, from 2021 to 2025. For the nine months ended September 30, 2026 and 2025, we also generated positive cash flows from operations. We may experience greater than anticipated operating losses in the short- and long-term due to macroeconomic, financial, geopolitical and other factors that are beyond our control. The impact of these factors on our customers and our operations going forward remains uncertain, and we continue to proactively monitor our liquidity position.
We primarily finance our operations through cash flows from operating activities, available cash and line of credit borrowings. In August 2023, we borrowed $75 million under the Facility in connection with the Tagger acquisition, and in July 2025, we borrowed $32 million under the Facility in connection with the NewsWhip acquisition. Our principal uses of cash in recent periods have been to fund operations, pay for acquisitions, pay down our Facility, invest in capital expenditures and fund share repurchases.
We believe our existing cash and cash equivalents will be sufficient to meet our operating and capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances and potential future equity or debt transactions. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the impact of macroeconomic and geopolitical conditions on our customers and our operations, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, the continuing market acceptance of our product, and the successful implementation of cost reduction measures (such as the Plan). We have in the past, and may in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations and financial condition could be adversely affected.
While we believe that the Plan and the majority of the related cash expenditures have been     substantially completed as of the end of the third quarter of 2026, we may incur additional costs not currently contemplated due to events that may occur, or that are associated with, the Plan. Additionally, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs.
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
On April 4, 2025, we entered into the First Amendment to Credit Agreement (the “Amendment”, and the Credit Agreement as amended thereby, the “Amended Credit Agreement”) which, among other things, extended the maturity date of the Facility from August 1, 2028 to April 4, 2030 and revised the manner in which the applicable interest rate is determined from a liquidity based determination to a leverage based determination. In addition, the Amendment removed the minimum liquidity and annual recurring revenue covenants contained in the Credit Agreement and replaced them with financial covenants as to (i) maximum Consolidated Senior Net Leverage Ratio and (ii) minimum Consolidated Interest Coverage Ratio (each as defined in the Amended Credit Agreement). As of September 30, 2026, we were in compliance with such financial covenants in the Amended Credit Agreement and expect to be in compliance with such financial covenants for the next 12 months.
Pursuant to the Amended Credit Agreement, borrowings under the Facility may be designated as SOFR Loans or ABR Loans (each as defined in the Amended Credit Agreement), subject to certain terms and conditions under the Amended Credit Agreement, and bear interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on our Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on our Consolidated Senior Net Leverage Ratio. For the nine months ended September 30, 2026, the borrowings under the Facility were designated as SOFR Loans. The Facility also includes a quarterly commitment fee on the unused portion of the Facility of 0.30% or 0.35% based on our Consolidated Senior Net Leverage Ratio.
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
As of September 30, 2026, we had an outstanding balance of $32.5 million under the Amended Credit Agreement. Refer to Note 5 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
Share Repurchase Program
On May 7, 2026, we announced that our board of directors (the “Board”) authorized a share repurchase program (the “Share Repurchase Program”) under which we may repurchase up to $50 million of our Class A common stock. The Share Repurchase Program authorizes us to repurchase our Class A common stock from time to time in the open market, in privately negotiated transactions, through block purchases, through Rule 10b5-1 trading plans, or by any combination of such methods, all in accordance with applicable securities laws and regulations. The timing and amount of any repurchase will be determined by our management at our discretion and will depend on a variety of factors, including but not limited to the market price of our Class A common stock, general business and market conditions, alternative investment opportunities and funding considerations. The Share Repurchase Program does not obligate us to repurchase any particular amount of Class A common stock, has no set termination date and may be modified, suspended or discontinued at any time at the discretion of our Board.
During the three months ended September 30, 2026, we repurchased 2.6 million shares of our Class A common stock for an aggregate purchase price of $26.3 million, including brokerage commissions, at an average per share price of $10.25, excluding excise tax. All repurchases were made in open market transactions. As of September 30, 2026, approximately $23.8 million remained available for future repurchases under the Share Repurchase Program, exclusive of transaction costs. For additional information regarding the Share Repurchase Program, see Note 6 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$44,405	$32,492
Net cash used in investing activities	(2,197)	(49,635)
Net cash (used in) provided by financing activities	(33,736)	19,297
Net increase in cash, cash equivalents and restricted cash	$8,472	$2,154

Operating Activities
Our largest source of operating cash is cash collections from our customers for subscription services. Our primary uses of cash from operating activities are for personnel costs across the sales and marketing and research and development departments, fees paid to data providers and hosting costs. We have generated positive cash flows from operating activities for each fiscal year since 2021. For the nine months ended September 30, 2026 and 2025, we also generated positive cash flows from operating activities.
Net cash provided by operating activities during the nine months ended September 30, 2026 was $44.4 million, which resulted from a net loss of $15.9 million adjusted for non-cash charges of $80.8 million and net cash outflow of $20.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $45.4 million of stock-based compensation expense, $22.0 million for amortization of deferred contract acquisition costs, which were primarily commissions, $10.0 million of depreciation and intangible asset amortization expense, a $1.1 million change in the fair value of contingent consideration and $1.3 million of amortization of right-of-use (“ROU”) operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $21.3 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $20.7 million decrease in deferred revenue, a $3.7 million decrease in accounts payable and accrued expenses, a $2.9 million increase in prepaid expenses and other assets, and a $2.0 million decrease in operating lease liabilities. These outflows were primarily offset by a $30.1 million decrease in accounts receivable.
Net cash provided by operating activities during the nine months ended September 30, 2025 was $32.5 million, which resulted from a net loss of $32.6 million adjusted for non-cash charges of $88.8 million and net cash outflow of $23.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $59.0 million of stock-based compensation expense, $17.2 million for amortization of deferred contract acquisition costs, which were primarily commissions, $7.5 million of depreciation and intangible asset amortization expense, a $1.2 million loss on lease termination and $1.1 million of amortization of ROU operating lease assets. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $25.3 million increase in deferred commissions due to the addition of new customers and expansion of the business, a $10.5 million decrease in deferred revenue, a $4.8 million decrease in accounts payable and accrued expenses, a $2.7 million decrease in operating lease liabilities and a $0.7 million increase in prepaid expenses and other assets. These outflows were primarily offset by a $20.3 million decrease in accounts receivable.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $2.2 million, which consisted of $2.2 million in purchases of fixed assets, primarily capitalized software costs.
Net cash used in investing activities for the nine months ended September 30, 2025 was $49.6 million, which was primarily due to $50.3 million paid for the acquisition of NewsWhip and $3.1 million in purchases of computer equipment and hardware, partially offset by $3.8 million in proceeds from the maturities of marketable securities.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $33.7 million, driven by $26.3 million in share repurchases, $7.5 million in repayments of the Facility and $0.6 million in payments related to employee withholding taxes as a result of the net settlement of stock-based awards, partially offset by $0.6 million in proceeds from purchases under our employee stock purchase plan.
Net cash provided by financing activities for the nine months ended September 30, 2025 was $19.3 million, driven by $32.0 million in borrowings under the Facility and $0.9 million in proceeds from purchases under our employee stock purchase plan, partially offset by $13.0 million in repayments of the Facility and $0.5 million in issuance costs related to the Amended Credit Agreement.
Contractual Obligations
As of September 30, 2026, we have $32.5 million outstanding under the Amended Credit Agreement, which matures on April 4, 2030. Refer to Note 5 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
As of September 30, 2026, the total liability associated with the amended Put and Call Option Agreement with the former NewsWhip shareholders was $10.0 million. Refer to Note 11 and 12 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for further discussion.
As of September 30, 2026, we have non-cancellable contractual obligations related primarily to operating leases and minimum guaranteed purchase commitments for data and services. As of September 30, 2026, the total obligation for operating leases was $15.1 million, of which $3.5 million is expected to be paid in the next twelve months. As of September 30, 2026, our purchase commitment for primarily data and services was $52.8 million, of which $35.4 million is expected to be paid in the next twelve months. Refer to Note 3 and 8 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for more information regarding these obligations.
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
Our significant accounting policies are discussed in Note 1 in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. There have been no significant changes to these policies during the nine months ended September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents totaling $103.7 million as of September 30, 2026, the majority of which was invested in money market accounts and money market funds. In recent periods, we have also had marketable securities which were invested in investment-grade corporate bonds. Such interest-earning instruments carry a degree of interest rate risk with respect to the interest income generated. Additionally, certain of these cash investments are maintained at balances beyond Federal Deposit Insurance Corporation (“FDIC”) coverage limits or are not insured by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our cash investments. To date, fluctuations in interest income have not been significant. Because these accounts are highly liquid, we do not have material exposure to market risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of September 30, 2026, we had $32.5 million in secured indebtedness outstanding under the Amended Credit Agreement. The revolving line of credit bears interest at a rate of either (i) SOFR (subject to a 1.0% floor), plus 0.10%, plus a margin ranging from 2.25% to 2.75% based on the Company’s Consolidated Senior Net Leverage Ratio or (ii) ABR (subject to a 2.0% floor) plus a margin ranging from 1.25% to 1.75% based on the Company’s Consolidated Senior Net Leverage Ratio. Refer to Note 5 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) who is also serving as our interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. Based on such evaluation, our CEO and interim principal financial officer has concluded that as of September 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report) for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part II, Item 1.

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

Our Board has approved a Share Repurchase Program to repurchase up to $50 million of our Class A common stock from time to time in the open market, in privately negotiated transactions, through block purchases, through Rule 10b5-1 trading plans, or by any combination of such methods. Although the Board has authorized the Share Repurchase Program, such authorization does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares.
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
In July 2026, our Board approved the Plan to streamline our organizational structure and align our cost base with our strategic priorities, including our ongoing investments in AI-powered social intelligence. The Plan resulted in a reduction of approximately 20% of our workforce. As of September 30, 2026, we incurred $18.3 million in total pre-tax restructuring charges in connection with the Plan, consisting primarily of cash expenditures related to employee severance payments and benefits. We may incur additional charges related to factors that are beyond our control, including the outcome of any required consultations or proceedings with employee representative bodies, governmental authorities or other third parties in certain jurisdictions, as well as potential legal claims by affected employees.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchase of Equity Securities
The following table presents our stock repurchase activity under our Share Repurchase Program during the three months ended September 30, 2026 (in thousands, except share data):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program (1)
July 1, 2026 to July 31, 2026	—	$—	—	$50,000
August 1, 2026 to August 31, 2026	2,053,261	$10.15	2,053,261	$29,235
September 1, 2026 to September 30, 2026	509,054	$10.65	509,054	$23,836
	2,562,315		2,562,315
(1) On May 7, 2026, we announced that our Board authorized the Share Repurchase Program under which we may repurchase up to $50 million of our Class A common stock. The Share Repurchase Program has no set termination date. For additional information, refer to Note 6 - “Stockholders’ Equity” of the Notes to the Financial Statements (Part I, Item 1 of this Quarterly Report).
(2) Average price paid per share includes brokerage commissions and excludes excise tax.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act), which are intended to satisfy the affirmative defense conditions under 10b5-1(c) under the Exchange Act.

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

Item 6. Exhibits
INDEX TO EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Sprout Social’s Current Report on Form 8-K (File No. 001-39156) as filed with the Securities and Exchange Commission on December 17, 2019).

3.2
Amended and Restated Bylaws of the Registrant, effective as of August 3, 2026 (incorporated by reference to Exhibit 3.2 of Sprout Social’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 as filed with the Securities and Exchange Commission on August 7, 2026, File No. 001-39156).

10.1
Sprout Social, Inc. Inducement Grant Framework (Incorporated by reference to Exhibit 99.1 to Sprout Social’s Registration Statement on Form S-8 (File No. 333-298122) as filed with the Securities and Exchange Commission on August 7, 2026).

10.2
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Inducement Grant Outside of the Sprout Social, Inc. 2019 Incentive Award Plan, approved July 8, 2026 (Incorporated by reference to Exhibit 99.2 to Sprout Social’s Registration Statement on Form S-8 (File No. 333-298122) as filed with the Securities and Exchange Commission on August 7, 2026).

10.3**	Amended and Restated Put and Call Option Agreement, dated September 24, 2026, by and among Sprout Social, Inc. and the shareholders of NewsWhip Group Holdings Limited
31.1	Certifications of Chief Executive Officer and Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Interim Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Quarterly Report on Form 10-Q, formatted as Inline XBRL.
________________

*    Furnished, not filed.
**    Certain schedules to the Amended and Restated Put and Call Option Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted schedules to the SEC upon request by the SEC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Sprout Social, Inc.
November 4, 2026	By:	/s/ Ryan Barretto
Ryan Barretto
Chief Executive Officer and Member of the Board of Directors
(Principal Executive Officer and Interim Principal Financial and Accounting Officer)